Form 10-Q
period 2000-06-30
SABINE RIVER HOLDING CORP
filed 2000-08-14
CIK 1100670

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2000

                                  OR




        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from  __________ to __________

                         Commission file number 333-92871-02


                        SABINE RIVER HOLDING CORP.
          (Exact name of registrant as specified in its charter)


                   Delaware                             43-1857408
          (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)             Identification No.)

           1801 S. Gulfway Drive
               Office No. 36                               77640
              Port Arthur, Texas                         (Zip Code)
	(Address of principal executive offices)

        Registrant's telephone number, including area code (409) 982-7491

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No (  )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of August 11, 2000: 6,818,182.

                     INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Sabine River Holding Corp:


We have reviewed the accompanying consolidated balance sheet of Sabine River Holding Corp. and Subsidiaries (a development stage company) (the "Company") as of June 30, 2000 and the related consolidated statements of operations for the period from May 4, 1999 (date of inception) to June 30, 2000, and for the three-month and six-month periods ended June 30, 2000, and consolidated statements of cash flows for the period from May 4, 1999 (date of inception) to June 30, 2000, and the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from May 4, 1999 (inception) to December 31, 1999 (not presented herein); and in our report dated March 2, 2000, we expressed an unqualified opinion on those consolidated financial statements.




Deloitte & Touche LLP




St. Louis, Missouri
August 2, 2000

                    SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)


                                         Reference   December 31,     June 30,
                                           Note         1999            2000
                                        ----------  -------------  ------------
                                                                    (unaudited)

                    ASSETS

CURRENT ASSETS

  Cash                                               $      51     $      53
  Receivable from affiliate                  7              90            91
  Prepaid expenses                                         845         1,362
                                                    -------------  ------------
        Total current assets                               986         1,506


CONSTRUCTION IN PROGRESS                               378,411       531,578
CASH AND CASH EQUIVALENTS RESTRICTED FOR
     CAPITAL ADDITIONS                                  46,657         1,157
OTHER ASSETS                                 3          20,575        21,222
                                                    -------------  ------------
                                                     $ 446,629     $ 555,463
                                                    =============  ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $  28,145     $  21,154
   Accrued expenses and other                5          14,721        19,241
   Payable to affiliate                      7             497           573
   Accrued taxes other than income                           -         1,050
                                                    -------------  ------------
        Total current liabilities                       43,363        42,018

LONG-TERM DEBT                                         360,000       443,810
COMMITMENTS AND CONTINGENCIES                7               -            -

COMMON STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 6,818,182
  shares issued                                             68            68
Capital contribution commitments                       134,932       134,932
Capital contribution receivable              4         (77,830)      (48,161)
                                                    -------------  ------------
        Total paid-in capital                           57,102        86,771

Deficit accumulated during development
stage                                                  (13,904)      (17,204)
                                                    -------------  ------------
        Total common stockholders' equity               43,266        69,635
                                                    -------------  ------------
                                                     $ 446,629     $ 555,463
                                                    =============  ============

  The accompanying notes are an integral part of these financial statements.

                SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   (unaudited, dollars in thousands)


                                    Cumulative
                                 From May 4, 1999    Period Ended June 30, 2000
                     Reference    (inception) to     --------------------------
                       Note        June 30, 2000      Three Months   Six Months
                    -----------  -----------------   -------------- -----------

EXPENSES:
  Operating expenses                $   (1,883)      $   (1,019)    $ (1,883)
  General and administrative
    expenses                            (3,425)            (165)        (276)
                                 -----------------  -------------- -----------
                                        (5,308)          (1,184)      (2,159)

INTEREST AND FINANCE
  COST, NET             3, 5           (11,896)          (1,007)      (1,141)
INCOME TAX PROVISION                         -                -            -
                                 -----------------  -------------- -----------
NET LOSS                            $  (17,204)      $   (2,191)    $ (3,300)
                                 =================  ============== ===========

The accompanying notes are an integral part of these financial statements.

                  SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, dollars in thousands)

                                           Cumulative
                                         From May 4, 1999   For the Six Months
                                          (inception) to       Ended June 30,
                                          June 30, 2000            2000
                                         ----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                $  (17,204)       $      (3,300)
   Amortization of deferred costs               1,668                1,134
   Other, net                                    (895)                (895)

Cash provided by (used in) working capital
   Prepaid expenses                            (1,362)                (517)
   Accounts payable, accrued expenses,
      taxes other than income, and other       41,927               (1,346)
                                         ----------------   ------------------
      Net cash provided by (used in)
       operating activities                    24,134               (4,924)
                                         ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for construction in
      progress                               (533,752)            (153,167)
   Cash and cash equivalents restricted
      for investment in capital additions      (1,157)              45,500
                                         ----------------   ------------------
      Net cash used in investing
       activities                            (534,909)            (107,667)
                                         ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term
       debt                                   443,810               83,810
   Proceeds from equity contributions          86,839               29,669
   Deferred financing costs                   (19,821)                (886)
                                         ----------------   ------------------
      Net cash provided by
       financing activities                   510,828              112,593
                                         ----------------   ------------------

NET INCREASE IN CASH                               53                    2
CASH, beginning of period                           -                   51
                                         ----------------   ------------------
CASH, end of period                        $       53        $          53
                                         ================   ==================


 The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Sabine River Holding Corp. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000
(tabular dollar amounts in millions of U.S. dollars)

1.	Basis of Preparation and Nature of Business

	Independent accountants have reviewed the consolidated interim financial statements of Sabine River Holding Corp., a Delaware corporation, and its Subsidiaries (all development stage companies) (the "Company" or "Sabine River"). In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form S-4 Registration Statement filed on April 19, 2000, by the Company's indirect, wholly-owned subsidiary, Port Arthur Finance Corp. ("Port Arthur Finance").

	The financial statements include the operations of Port Arthur Coker Company L.P., a Delaware limited partnership ("PACC"), which is the principal, wholly-owned subsidiary of the Company. PACC was formed to develop, construct, own, operate, and finance a heavy oil processing facility that includes a new 80,000 barrel per stream day delayed coking unit, a 35,000 barrel per stream day hydrocracker, a 417 long tons per day sulfur complex, and related assets (the "Coker Project") at the Port Arthur, Texas refinery of an affiliate, The Premcor Refining Group Inc. (the "Refining Group"). In addition, the consolidated financial statements of the Company include Port Arthur Finance, a wholly-owned subsidiary of PACC, and Neches River Holding Corp., ("Neches River"), a wholly-owned subsidiary of Sabine River. The purpose of Port Arthur Finance is solely to facilitate the financing activities of the Coker Project by, among other things, issuing the 12.5% senior secured notes due 2009 described below, and the purpose of Neches River is solely to act as the 99% limited partner of PACC and to act as a joint and several co-guarantor with PACC and Sabine River of the 12.5% senior secured notes and the other debt of Port Arthur Finance. Each of PACC, Neches River, and Sabine River have fully and unconditionally guaranteed the 12.5% senior secured notes and the other debt of Port Arthur Finance on a joint and several, senior secured basis. Because PACC has significant independent operations, summarized financial data for PACC is presented in Note 6, "PACC Condensed Consolidated Financial Information." No separate or summarized financial statements are presented for Neches
River and Port Arthur Finance because Neches River and Port Arthur
Finance have only nominal assets and do not conduct any independent operations, and management has determined that separate financial statements for Neches River and Port Arthur Finance would not be material to investors.

	Sabine River was incorporated in May of 1999 and capitalized in August of 1999. The Company is the 1% general partner of PACC and the 100% owner of Neches River, which is the 99% limited partner of PACC. Sabine River is owned 90% by Premcor Inc. (previously Clark Refining Holdings Inc.) and is owned 10% by Occidental Petroleum Corporation ("Occidental"). After giving effect to anticipated equity contributions to be made in connection with the funding of the Coker Project, Premcor Inc. will be principally owned, indirectly through subsidiaries, by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") with approximately an 82% interest, and by Occidental with approximately a 17% interest. The Company is an affiliate of the Refining Group because Premcor Inc. owns 100% of the capital stock of Premcor USA Inc. ("Premcor USA"), which in turn owns 100% of the capital stock of the Refining Group.

	The total cost of the Coker Project is estimated to be approximately $715 million, including development, property acquisition, construction, capitalized interest, testing and start-up, and an allowance for estimated price escalation and contingencies. In order to fund the Coker Project, the Company and Neches River entered into capital contribution agreements in 1999 totaling $135 million, and Port Arthur Finance issued $255 million of 12.5% senior secured notes, entered into a $325 million secured construction and term loan facility, and obtained a $75 million secured working capital facility. Sabine River, Neches River, and PACC are joint and several guarantors of the notes and loans.

	Because PACC is the principal operating subsidiary of the Company, a discussion of the Company's results of operations consists principally of a discussion of the Coker Project and PACC's construction activity and results of operations. Sabine River and Neches River as stand-alone entities have no material assets, liabilities, or operations, other than the guarantee obligations described above and their ownership interest in PACC.

	Since inception the Company and its subsidiaries have been in a construction and pre-operation stage and have no material operating revenues or expenses. Testing and gradual start-up of the Coker Project is scheduled for the fourth quarter of 2000 with full operations expected by March 2001.

2.	New Accounting Standard

	In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, will be adopted by the Company effective January 1, 2001. Management is continuing to evaluate the impact the adoption of this standard will have on the Company's financial position and results of operations. Based on an initial analysis, management believes no material effect of adoption is currently expected.

3.	Other Assets

	Amortization of deferred financing costs for the period from May 4, 1999 (date of inception) to June 30, 2000, and for the three- and six-month periods ended June 30, 2000 was $1.6 million, $0.5 million, and $1.1 million, respectively and was included in "Interest and finance costs, net."

4.	Capital Contributions Receivable

	As of June 30, 2000, Blackstone had contributed $78.1 million of the $121.5 million it had committed, and Occidental had contributed $8.7 million of the $13.5 million it had committed under their capital contribution agreements.

5.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                       Cumulative            For the Period
                                     From May 4, 1999     Ended June 30, 2000
                                      (inception) to   ------------------------
                                      June 30, 2000    Three Months  Six Months
                                     ----------------  ------------  ----------
        Interest expense.............  $    40.8        $   13.0      $   25.2
        Financing costs..............       12.4             0.9           1.7
        Interest and finance income..       (2.3)           (0.3)         (0.6)
                                     ----------------  ------------  ----------
                                            50.9            13.6          26.3
        Capitalized interest.........      (39.0)          (12.6)        (25.2)
                                     ----------------  ------------  ----------
         Interest and finance costs,
            net......................  $    11.9        $    1.0      $    1.1
                                     ================  ============  ==========


	Cash paid for interest expense for the period from May 4, 1999 (date of inception) to June 30, 2000 and for the three- and six-month periods ended June 30, 2000 was $16.7 million, zero, and $16.7 million, respectively. Accrued interest payable as of June 30, 2000 of $19.0 million (December 31, 1999 - $14.1 million) was included in "Accrued expenses and other."

6.	PACC Condensed Consolidated Financial Information

	Separate financial information is not presented for either Port Arthur Finance or Neches River because neither Port Arthur Finance nor Neches River has independent operations.

	PACC condensed consolidated financial information consisted of the following:


Consolidated statement of operations:


                                    Cumulative            For the Period
                                 From May 4, 1999       Ended June 30, 2000
                                  (inception) to    ---------------------------
                                  June 30, 2000      Three Months   Six Months
                                ------------------  -------------  ------------

Operating expenses                  $    (1.9)          $  (0.9)     $   (1.9)
General and administrative expenses      (3.4)             (0.2)         (0.3)
                                ------------------  -------------  ------------
                                         (5.3)             (1.1)         (2.2)
Interest and finance costs, net         (11.9)             (1.1)         (1.1)
                                ------------------  -------------  ------------
Net loss                            $   (17.2)          $  (2.2)     $   (3.3)
                                ==================  =============  ============

Consolidated balance sheet information:

                                                December 31,       June 30,
                                                   1999              2000
                                                ------------     ------------

Total current assets                             $   0.9          $   1.4
Construction in progress                         $ 378.4          $ 531.6
Total assets                                     $ 446.6          $ 555.4
Total current liabilities                        $  43.4          $  42.0
Long term debt                                   $ 360.0          $ 443.8
Partners' capital contributed                    $  57.1          $  86.8
Deficit accumulated during development stage     $  13.9          $  17.2
Total liabilities and partners' capital          $ 446.6          $ 555.4




7.	Commitments and Contingencies

	PACC, Sabine River, and Neches River have unconditionally, jointly and severally guaranteed to each note holder:

* the due and punctual payment of principal and interest on the notes;

* the performance by Port Arthur Finance of its obligations under the indenture and other financing documents; and

* that its guarantor obligations will be as if it were principal debtor and obligor and not merely a surety.

	In July 1999, PACC entered into a contract for the engineering, procurement and construction of PACC's Coker Project with Foster Wheeler USA. Under this construction contract, Foster Wheeler USA will continue to engineer, design, procure equipment for, construct, test, and oversee start-up of the Coker Project and integrate the Coker Project with the Port Arthur refinery of the Refining Group. Under the construction contract, PACC will pay Foster Wheeler USA a fixed price of approximately $544 million of which $157.1 million was credited to PACC for amounts the Refining Group had already paid Foster Wheeler USA for work performed on the Coker Project prior to August 1999. PACC purchased this work in progress from the Refining Group when the financings were consummated in August 1999. PACC and Foster Wheeler USA have the ability to initiate changes to work under the contract that may affect the final total price paid. The project's independent engineer must approve changes in excess of $0.5 million individually or $5.0 million in the aggregate. The contract has provisions whereby Foster Wheeler USA will pay PACC up to $145 million in damages for delays in achieving mechanical completion or guaranteed reliability, based on a defined formula. PACC is required to pay Foster Wheeler USA an early completion bonus of up to $6 million if mechanical completion is achieved prior to November 1, 2000. PACC can terminate the contract with Foster Wheeler USA at any time upon written notice, at which time it will be obligated to pay actual project costs to the date of termination and other costs related to demobilizing, canceling subcontractors, or withdrawing from the project site. Foster Wheeler USA cannot terminate the contract unless PACC defaults on required payments under the contract.

	In August 1999, PACC entered into agreements with the Refining Group pursuant to which PACC will receive certain operating, maintenance, and other services from the Refining Group and will sell, at market prices, the output from the new coking and hydrocracking equipment to the Refining Group for further processing into finished products. PACC also entered into agreements under which it will process certain hydrocarbon streams owned by the Refining Group. In addition, PACC entered into lease agreements under which it will lease the Refining Group's crude unit, vacuum tower, two distillate hydrotreaters, and a naphtha hydrotreater at the Port Arthur refinery as well as the site where
PACC's new processing units are located. PACC will receive and pay compensation at what it believes to approximate fair market value under these agreements. At June 30, 2000, PACC had a net outstanding payable balance of $0.5 million (December 31, 1999 - $0.4 million) due to the Refining Group consisting of a payable of $0.6 million for services provided under a services and supply agreement and fees paid by the Refining Group on PACC's behalf and a $0.1 million receivable for the overpayment of such services in a prior period.

	In August 1999, PACC purchased a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S. A. de C.V. ("PMI") from the
Refining Group for approximately $0.8 million. The contract includes a gross margin support mechanism designed to provide a minimum average coker gross margin over its initial term. Pursuant to the terms of the contract, PMI will supply to PACC Maya crude oil for a price based on published market prices for crude and refined products, as defined in the contract. The contract extends for eight years from the later of the start-up date of the coker, the scheduled completion date of January 2001, or the guarantee date of July 2001. The completion date is the date the coker meets prescribed operating performance. If the completion date extends beyond January 2001, PACC must pay PMI $400,000 per month for the first six months of delay and $200,000 per month for up to an additional six months of delay thereafter to extend the completion date or PMI may terminate the contract. PACC may terminate the contract after paying PMI a termination payment of approximately
$170,000 per month after August 31, 1998 plus actual damages that PMI has suffered. PACC does not currently anticipate the Coker Project completion date being extended beyond January 2001.

	In August 1999, PACC entered into an agreement with Air Products and Chemicals, Inc. ("Air Products") to supply the hydrogen needs of the Coker Project. Air Products will also supply steam and electricity to PACC under this agreement. Prices under the contract are based on market prices at the time of the contract, subject to adjustment according to a formula based on inflation indices. Air Products will be required to pay PACC liquidated damages of up to $1.2 million if the plant fails to be ready for commercial operation on or before December
2000, and PACC will be required to pay Air Products liquidated damages of up to $1.2 million if PACC is unable to start-up the coker for initial operations prior to December 2000. PACC does not currently anticipate the Coker Project initial start-up date being extended beyond December 2000.

ITEM 2 - Management's Discussion and Analysis of Financial Condition

General

	Sabine River Holding Corp., a Delaware corporation, and its Subsidiaries (a development stage company) (the "Company" or "Sabine River") was incorporated in May of 1999 and capitalized in August of 1999. The Company is the 1% general partner of Port Arthur Coker Company L.P., a Delaware limited partnership, ("PACC") and the 100% owner of Neches River Holding Corp. ("Neches River"), which is the 99% limited partner of PACC. Sabine River is owned 90% by Premcor Inc. (previously Clark Refining Holdings Inc.) and is owned 10% by Occidental Petroleum Corporation ("Occidental"). After giving effect to anticipated equity contributions to be made in connection with the funding of the Coker Project, Premcor Inc. will be principally owned, indirectly through subsidiaries, by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") with approximately an 82% interest, and by Occidental with approximately a 17% interest.

	The Company's consolidated financial statements include the operations of PACC, which is the principal, wholly-owned subsidiary of the Company. PACC was formed to develop, construct, own, operate, and finance a heavy oil processing facility that includes a new 80,000 barrel per stream day delayed coking unit, a 35,000 barrel per stream day hydrocracker, a 417 long tons per day sulfur complex, and related assets (the "Coker Project") at the Port Arthur, Texas refinery of an affiliate, The Premcor Refining Group Inc. (the "Refining Group"). The Company is an affiliate of the Refining Group because Premcor Inc. owns 100% of the capital stock of Premcor USA Inc. ("Premcor USA"), which in turn owns
100% of the capital stock of the Refining Group. In addition, the consolidated financial statements of the Company include Port Arthur
Finance Corp. ("Port Arthur Finance") and Neches River.  The purpose of
Port Arthur Finance is solely to facilitate the financing activities of the Coker Project by, among other things, issuing the 12.5% senior secured notes due 2009 described below, and the purpose of Neches River is solely to act as the 99% limited partner of PACC and to act as a joint and several co-guarantor with PACC and Sabine River of the 12.5% senior secured notes and the other debt of Port Arthur Finance. Each of PACC, Neches River, and Sabine River have fully and unconditionally guaranteed the 12.5% senior secured notes and the other debt of Port
Arthur Finance on a joint and several, senior secured basis.  Because
PACC has significant independent operations, summarized financial data for PACC is presented in Note 6, "PACC Condensed Consolidated Financial Information" of the financial statements. No separate or summarized financial statements are presented for Neches River and Port Arthur
Finance because Neches River and Port Arthur Finance have only nominal assets and do not conduct any independent operations, and management has determined that separate financial statements for Neches River and Port Arthur Finance would not be material to investors.

	The total cost of the Coker Project is estimated to be approximately $715 million, including development, property acquisition, construction, capitalized interest, testing and start-up, and an allowance for estimated price escalation and contingencies. In order to fund the Coker Project, the Company and Neches River entered into capital contribution agreements in 1999 totaling $135 million and Port Arthur
Finance issued $255 million of 12.5% senior secured notes, entered into a $325 million secured construction and term loan facility, and obtained a $75 million secured working capital facility. Sabine River, Neches River, and PACC are joint and several guarantors of the notes and loans. Because PACC is the principal operating subsidiary of the Company, a discussion of the Company's results of operations consists principally of a discussion of the Coker Project and PACC's construction activity and results of operations. Sabine River and Neches River as stand-alone entities have no material assets, liabilities, or operations, other than the guarantee obligations described above and their ownership interest in PACC.

        See the Form S-4 Registration Statement filed by Port Arthur Finance with the Securities and Exchange Commission on April 19, 2000 for more information on the Coker Project.

Operations

	Since inception, the Company and its subsidiaries have been in a construction and pre-operation stage and have no material operating revenues or expenses. The Company has recorded some expenses related to insurance, taxes, and salaries.

        The Coker Project overall was 85% complete as of June 30, 2000 with 100% of major equipment procurement, 100% of detailed design and engineering, 100% of total materials procurement, and 75% of construction completed as of June 30, 2000. Construction activities to date have included the construction of the new coker, hydrocracker, and sulfur complex and associated piping and wiring of the units and control room. The current work is focused on piping and electrical testing, training, and offsite construction. In June 2000, the project staffing was approximately 1,950 people. All personnel except one were employees of Foster Wheeler USA, its subcontractors, or the Refining Group, the latter working under the services and support agreement with PACC, and the former being the principal contractor responsible for all construction of the Coker Project. The Coker Project staffing passed its peak headcount of approximately 3,300 people in April 2000.

	The Coker Project is expected to begin operations and revenue generation in the first quarter of 2001 with operations in the initial three to six months at less than full capacity. The Company currently plans to turn over the sulfur plant to operations in September of 2000 and the coker and hydrocracker in late October or early November at which time commissioning activities are expected to begin. This schedule is subject to change. Operator training began on a full time basis in May 2000. Once complete, the new heavy oil processing facility will allow PACC to process an average of 200,000 barrels per stream day of crude oil. At least 150,000 barrels per stream day of heavy sour crude oil will be purchased from P.M.I. Comercio Internacional ("PMI") under a long-term crude oil supply agreement.

	In connection with the Coker Project, the Refining Group is obligated to perform certain modifications and revamps to its crude and other ancillary units at the Port Arthur refinery, which are leased to PACC. In May 2000, the Refining Group completed a 33-day maintenance turnaround at its Port Arthur refinery that included significant modifications to the crude unit, increasing the rated crude oil throughput capacity from 232,000 to 250,000 barrels per day, and to the hydrotreaters thereby completing key parts of these obligations. Also in conjunction with the Coker Project, Air Products and Chemicals, Inc. is building a new hydrogen supply plant that will supply hydrogen for the heavy oil processing facility under a long-term agreement, and the Company believes the plant will be completed to allow an on time start-up of the Company's operations.


Liquidity and Capital Resources

	Cash flows used in investing activities were $534.9 million and $107.7 million for the period from May 4, 1999 (date of inception) to June 30, 2000 and for the six-month period ended June 30, 2000, respectively. All proceeds from the Company's debt financings are restricted for use on the construction, financing, and start-up operations of the Coker Project. As a result, cash and cash equivalents associated with the Coker Project were classified as a non-current asset and the restricted cash and cash equivalent activity was reflected as investing activity. Expenditures in 1999 and during the first six months of 2000 were associated with the Coker Project.

        The principal contract for the construction of the Coker Project is a fixed price construction contract. Therefore, the primary components the Company has, and will, manage are schedule and change orders. The Coker Project is currently on schedule with the final mechanical completion expected in November 2000. As of June 30, 2000, change orders were less than $1.1 million with an additional $1.0 million still pending approval.

	Cash flows from financing activities were principally shareholder contributions received pursuant to capital contribution agreements and additional draws on the secured construction and term loan facility. As of June 30, 2000, Blackstone had contributed $78.1 million of the $121.5 million it had committed and Occidental had contributed $8.7 million of the $13.5 million it had committed under the capital contribution agreements. As of June 30, 2000, Port Arthur Finance had drawn $188.8 million of the $325.0 million available from the secured construction and term loan facility.

	In 1999, Port Arthur Finance entered into a $75 million working capital facility that was reduced to $35 million in the first quarter of 2000. The working capital facility is primarily for the issuance of letters of credit for the future purchases of crude oil other than the Maya crude oil to be received under the long-term crude oil supply agreement with PMI. As of June 30, 2000, there were no outstanding letters of credit on this facility. The $40 million reduction, a portion of which had been outstanding in the form of a letter of credit to PMI to secure against a default by PACC under its long term crude oil supply agreement, was replaced by an insurance policy under which an affiliate of American International Group agreed to insure PMI against PACC's default under the long term crude oil supply agreement up to a maximum liability of $40 million.

	Funds generated from the remainder of the $325 million secured construction and term loan facility together with existing cash and cash equivalents are expected to be adequate to fund existing requirements for working capital, the construction of the Coker Project, and start-up operations. Once operational, the Company's operating results will be subject to rapid and wide fluctuations due to the commodity nature of its feedstocks and products. The Company expects cash flow generated from operating activities and existing financings to be sufficient to provide the Company with adequate liquidity through the next year. However, there can be no assurance that market conditions or actual operations will not be worse than anticipated. Future working capital and discretionary and mandatory capital expenditures may require additional debt or equity capital.

	Under the common security agreement, which contains common covenants, representations, defaults and other terms with respect to the 12.5% senior secured notes due 2009, Port Arthur Finance's other debt and the guarantees thereof by PACC, Sabine River, and Neches River, PACC is subject to restrictions on the making of distributions to Sabine River and Neches River until, among other things, the final completion of the Coker Project has occurred. PACC may, however, make up to $100,000 in distributions to Sabine River and Neches River each year to permit them to pay directors' fees, accounting expenses, and other administrative expenses.

	On May 17, 2000, Port Arthur Finance consummated an exchange offer for $251.5 million of its outstanding 12.5% senior secured notes due
2009 and issued in exchange therefore a like principal amount of 12.5% senior secured notes due 2009. The exchange notes have the same terms as Port Arthur Finance's old notes, except that the exchange notes are registered under the Securities Act of 1933 and do not include the restrictions on transfer applicable to the old notes. The exchange notes and the old notes which remain outstanding are fully and unconditionally guaranteed by Sabine River, Neches River, and PACC on a senior secured basis.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

        The Company entered into a transaction in April 2000 that placed a 7.5% London Interbank Offered Rate ("LIBOR") rate cap on the interest rate for the following notional principal outstanding amounts of the Company's floating rate secured construction and term loan (in millions):

	Last Date of
         Calculation                    Notional Amount
          Period                          Outstanding
        ------------                    ----------------

        15-Jul-00                          $   91.8
        15-Oct-00                          $  125.2
        15-Jan-01                          $  144.7
        15-Jul-01                          $  162.5
        15-Jan-02                          $  108.4
        15-Jul-02                          $   81.2
        15-Jan-03                          $   54.0
        15-Jul-03                          $   30.7
        15-Jan-04                          $    7.5

The interest rates on the Tranche A and B portion of the secured construction and term loan are based on the LIBOR plus a margin. The policy covers April 2000 through January 2004.

	See the Form S-4 Registration Statement filed by Port Arthur Finance with the Securities and Exchange Commission on April 19, 2000 for more information on Quantitative and Qualitative Disclosures about Market Risk.

Forward-Looking Statements

	Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as "expects," "intends," "plans," "projects," "believes,"
"estimates" and similar expressions typically identify such forward-looking statements.

	Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include, among others, changes in:

*  Industry-wide refining margins
* Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions
*  Market volatility due to world and regional events
*  Availability and cost of debt and equity financing
*  Labor relations
*  U.S. and world economic conditions
*  Supply and demand for refined petroleum products
* Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining facilities. Such hazards may include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather
* Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity
*  The enforceability of contracts
* Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment
*  Other unpredictable or unknown factors not discussed

	Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

PART II - OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 27.1 - Financial Data Schedule

	(b)	Reports on Form 8-K
                None

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Sabine River Holding Corp.
                                        (Registrant)





                                        /s/  Dennis R. Eichholz
                                        -----------------------------------
                                        Dennis R. Eichholz
                                        Controller and Treasurer (Principal
                                        Accounting Officer)



August 11, 2000