Form 10-Q
period 2000-09-30
SABINE RIVER HOLDING CORP
filed 2000-11-14
CIK 1100670

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of November 10, 2000: 6,818,182

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of Sabine River Holding Corp:


     We have reviewed the accompanying consolidated balance sheet of Sabine River Holding Corp. and Subsidiaries (a development stage company) (the "Company") as of September 30, 2000 and the related consolidated statements of operations for the period from May 4, 1999 (date of inception) to September 30, 2000, and for the three-month and nine-month periods ended September 30, 1999 and 2000, and consolidated statements of cash flows for the period from May 4, 1999 (date of inception) to September 30, 2000, and the nine-month periods ended September 30, 1999 and 2000. These financial statements are the responsibility of the Company's management.

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




St. Louis, Missouri
November 7, 2000


                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                    Reference               December 31,            September 30,
                                                      Note                     1999                     2000
                                                   ------------            -------------            ------------

                      ASSETS                                                                         (unaudited)
CURRENT ASSETS
   Cash                                                                    $         51             $        53
   Receivable from affiliate                            7                            90                      91
   Prepaid expenses                                                                 845                   1,774
                                                                           -------------            ------------
              Total current assets                                                  986                   1,918

CONSTRUCTION IN PROGRESS                                                        378,411                 589,008
CASH AND CASH EQUIVALENTS RESTRICTED FOR
     CAPITAL ADDITIONS                                                           46,657                   1,953
OTHER ASSETS                                            3                        20,575                  20,973
                                                                           -------------            ------------

                                                                           $    446,629             $   613,852
                                                                           =============            ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $     28,145             $    15,222
   Accrued expenses and other                           5                        14,721                  12,681
   Payable to affiliate                                 7                           497                   1,007
   Accrued taxes other than income                                                    -                   1,422
                                                                           -------------            ------------

              Total current liabilities                                          43,363                  30,332

LONG-TERM DEBT                                                                  360,000                 497,609
COMMITMENTS AND CONTINGENCIES                           7                          -                        -

COMMON STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 6,818,182 shares issued                                68                      68

Capital contribution commitments                                                134,932                 134,932
Capital contribution receivable                         4                       (77,830)                (29,116)
                                                                           -------------            ------------

              Total paid-in capital                                              57,102                 105,816

Deficit accumulated during development stage                                    (13,904)                (19,973)
                                                                           -------------            ------------

              Total common stockholders' equity                                  43,266                  85,911
                                                                           -------------            ------------

                                                                           $    446,629             $   613,852
                                                                           =============            ============
















   The accompanying notes are an integral part of these financial statements.

                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in thousands)



                                                                           For the Three Months
                                                                            Ended September 30,
                                                            Reference  -------------------------------
                                                              Note         1999             2000
                                                           ----------  --------------  ---------------



EXPENSES:
    Operating expenses                                                 $         -     $       (1,309)
    General and administrative expenses                                       (3,014)            (321)
                                                                       --------------  ---------------

                                                                              (3,014)          (1,630)

INTEREST AND FINANCE COST, NET                               3, 5            (10,068)          (1,139)
INCOME TAX PROVISION                                                               -                -
                                                                       --------------  ---------------

NET LOSS                                                               $     (13,082)  $       (2,769)
                                                                       ==============  ===============



































      The accompanying notes are an integral part of these financial statements.

                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                         ( A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in thousands)


                                                                             Cumulative              For the Nine Months
                                                                          From May 4, 1999           Ended September 30,
                                                           Reference       (inception) to     -------------------------------
                                                              Note       September 30, 2000        1999             2000
                                                          ------------  --------------------  --------------   --------------

EXPENSES:
    Operating expenses                                                             $ (3,192)      $       -         $ (3,192)
    General and administrative expenses                                              (3,746)         (3,014)            (597)
                                                                        --------------------  --------------   --------------

                                                                                     (6,938)         (3,014)          (3,789)

INTEREST AND FINANCE COST, NET                               3, 5                   (13,035)        (10,068)          (2,280)
INCOME TAX PROVISION                                                                      -               -                -
                                                                        --------------------  --------------   --------------

NET LOSS                                                                          $ (19,973)      $ (13,082)        $ (6,069)
                                                                        ====================  ==============   ==============





































   The accompanying notes are an integral part of these financial statements.

                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in thousands)



                                                                               Cumulative              For the Nine Months
                                                                            From May 4, 1999           Ended September 30,
                                                                             (inception) to       --------------------------------
                                                                           September 30, 2000          1999             2000
                                                                         -----------------------  ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $     (19,973)      $    (13,082)    $     (6,069)
    Amortization of deferred costs                                                      2,412                107            1,878
    Other, net                                                                           (895)                 -             (895)

Cash provided by (used in) working capital
     Prepaid expenses                                                                  (1,774)            (1,175)            (929)
     Accounts payable, accrued expenses, taxes other than
        income, and other                                                              30,242             89,485          (13,031)
                                                                         ---------------------    ---------------  ---------------

            Net cash provided by (used in) operating activities                        10,012             75,335          (19,046)
                                                                         ---------------------    ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for construction in progress                                         (591,182)          (284,898)        (210,597)
   Cash and cash equivalents restricted for investment in capital                      (1,953)           (47,836)          44,704
     additions                                                           ---------------------    ---------------  ---------------

            Net cash used in investing activities                                    (593,135)          (332,734)        (165,893)
                                                                         ---------------------    ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                           497,609            255,000          137,609
   Proceeds from equity contributions                                                 105,884             20,000           48,714
   Deferred financing costs                                                           (20,317)           (17,550)          (1,382)
                                                                         ---------------------    ---------------  ---------------

            Net cash provided by financing activities                                 583,176            257,450          184,941
                                                                         ---------------------    ---------------  ---------------


NET INCREASE IN CASH                                                                       53                 51                2
CASH, beginning of period                                                                   -                  -               51
                                                                         ---------------------    ---------------  ---------------

CASH, end of period                                                             $          53       $         51     $         53
                                                                         =====================    ===============  ===============






















   The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Sabine River Holding Corp. and Subsidiaries
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation and Nature of Business

     Independent accountants have reviewed the consolidated interim financial statements of Sabine River Holding Corp., a Delaware corporation, and its Subsidiaries (all development stage companies) (the "Company" or Sabine River"). In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form S-4 Registration Statement filed on April 19, 2000, by the Company's indirect, wholly-owned subsidiary, Port Arthur Finance Corp. ("Port Arthur Finance").

     The financial statements include the operations of Port Arthur Coker Company L.P., a Delaware limited partnership ("PACC"), which is the principal, wholly-owned subsidiary of the Company. PACC was formed to develop, construct, own, operate, and finance a heavy oil processing facility that includes a new 80,000 barrel per stream day delayed coking unit, a 35,000 barrel per stream day hydrocracker, a 417 long tons per day sulfur complex, and related assets (the "Coker Project") at the Port Arthur, Texas refinery of an affiliate, The Premcor Refining Group Inc. (the "Refining Group"). In addition, the consolidated financial statements of the Company include Port Arthur Finance, a wholly-owned subsidiary of PACC, and Neches River Holding Corp., ("Neches River"), a wholly-owned subsidiary of Sabine River. The purpose of Port Arthur Finance is solely to facilitate the financing activities of the Coker Project by, among other things, issuing the 12.5% senior secured notes due 2009 described below. The purpose of Neches River is solely to act as the 99% limited partner of PACC and to act as a joint and several co-guarantor with PACC and Sabine River of the 12.5% senior secured notes and the other debt of Port Arthur Finance. Each of PACC, Neches River, and Sabine River have fully and unconditionally guaranteed the 12.5% senior secured notes and the other debt of Port Arthur Finance on a joint and several, senior secured basis. Because PACC has significant independent operations, summarized financial data for PACC is presented in Note 6, "PACC Condensed Consolidated Financial Information." No separate or summarized financial statements are presented for Neches River and Port Arthur Finance as management has determined that separate financial statements for Neches River and Port Arthur Finance would not be material to investors because they have only nominal assets and do not conduct any independent operations.

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

     The total cost of the Coker Project is estimated to be approximately $715 million, including development, property acquisition, construction, capitalized interest, testing and start-up, and an allowance for estimated price escalation and contingencies. In order to fund the Coker Project, the Company and Neches River entered into capital contribution agreements in 1999 totaling $135 million, and Port Arthur Finance issued $255 million of 12.5% senior secured notes, entered into a $325 million secured construction and term loan facility, obtained a $150 Guarantee Insurance Policy that guarantees payments on crude oil purchases from P.M.I. Comercio Internacional, and obtained a $75 million secured working capital facility. Sabine River, Neches River, and PACC are joint and several guarantors of the notes and loans.

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

3.   Other Assets

     Amortization of deferred financing costs for the period from May 4, 1999 (date of inception) to September 30, 2000, was $2.4 million, and was included in "Interest and finance costs, net." Amortization of deferred financing costs for the three-and nine-month periods ended September 30, 2000 was $0.8 million (1999
- $0.1 million) and $1.9 million (1999 - $0.1 million), respectively.

4.   Capital Contributions Receivable

     As of September 30, 2000, Blackstone had contributed $95.3 million of the $121.5 million it had committed, and Occidental had contributed $10.6 million of the $13.5 million it had committed under their respective capital contribution agreements.

5.   Interest and Finance Costs, net

     Interest and finance costs, net, consisted of the following:


                                       Cumulative       For the Three Months    For the Nine Months
                                     From May 4, 1999   Ended September  30,    Ended September  30,
                                      (inception) to   ----------------------   ---------------------
                                    September 30, 2000    1999         2000       1999         2000
                                    ------------------ ---------   ----------   --------    ---------
     Interest expense............       $   55.5       $     4.5   $    14.7    $   4.5     $   39.9
     Financing costs.............           13.6             9.5         1.2        9.5          2.9
     Interest income.............           (2.3)           (0.4)       --         (0.4)        (0.6)
                                       ----------      ----------  ---------    --------    ---------
                                            66.8            13.6        15.9       13.6         42.2
     Capitalized interest .......          (53.7)           (3.5)      (14.7)      (3.5)       (39.9)
                                       ----------      ----------  ---------   ---------    ---------
                                       $    13.1       $    10.1   $     1.2    $  10.1     $    2.3
                                       =========       ==========  =========    =========   =========

     Cash paid for interest expense for the period from May 4, 1999 (date of inception) to September 30, 2000 and for the three- and nine-month periods ended September 30, 2000 was $41.7 million, 21.4 million, and $41.7 million, respectively. Accrued interest payable as of September 30, 2000 of $12.3 million (December 31, 1999 - $14.1 million) was included in "Accrued expenses and other."

6.   PACC Condensed Consolidated Financial Information

     Separate financial information is not presented for either Port Arthur Finance or Neches River because neither Port Arthur Finance nor Neches River has independent operations. PACC condensed consolidated financial information consisted of the following:

     Consolidated statement of operations:


                                        Cumulative       For the Three Months     For the Nine Months
                                     From May 4, 1999    Ended September  30,     Ended September  30,
                                      (inception) to     ----------------------   --------------------
                                    September 30, 2000     1999        2000        1999         2000
                                    ------------------    -------    -------     -------     --------
     Operating expenses..........      $    (3.2)      $     --    $    (1.3)    $   --     $   (3.2)
     General and administrative..           (3.7)           (3.0)       (0.3)       (3.0)       (0.6)
                                       ----------      ----------  -----------   ---------   ---------
                                            (6.9)           (3.0)       (1.6)       (3.0)       (3.8)
     Interest and finance costs, net       (13.1)          (10.1)       (1.2)      (10.1)       (2.3)
                                       ----------      ----------  -----------   ---------   ---------
         Net loss                      $   (20.0)      $   (13.1)  $    (2.8)    $ (13.1)   $   (6.1)
                                       ==========      ==========  ==========    =========   =========

     Consolidated balance sheet information:



                                                                            December 31,     September 30,
                                                                                1999             2000
                                                                            -----------       -----------
     Total current assets .............................................     $      0.9        $     1.8
     Construction in progress..........................................          378.4            589.0
     Total assets......................................................          446.6            613.8
     Total current liabilities.........................................           43.4             30.3
     Long term debt....................................................          360.0            497.6
     Partners' capital contributed.....................................           57.1            105.9
     Deficit accumulated during development stage......................           13.9             20.0
     Total liabilities and partners' capital...........................          446.6            613.8



7.   Commitments and Contingencies

     PACC, Sabine River, and Neches River have unconditionally, jointly and severally guaranteed to each note holder:

o        the due and punctual payment of principal and interest on the notes;

o the performance by Port Arthur Finance of its obligations under the indenture and other financing documents; and

o that its guarantor obligations will be as if it were principal debtor and obligor and not merely a surety.

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

     In August 1999, PACC entered into agreements with the Refining Group pursuant to which PACC will receive certain operating, maintenance, and other services from the Refining Group and will sell, at market prices, the output from the new coking and hydrocracking equipment to the Refining Group for further processing into finished products. PACC also entered into agreements under which it will process certain hydrocarbon streams owned by the Refining Group. In addition, PACC entered into lease agreements under which it will lease the Refining Group's crude unit, vacuum tower, two distillate hydrotreaters, and a naphtha hydrotreater at the Port Arthur refinery as well as the site where PACC's new processing units are located. PACC will receive and pay compensation at what it believes to approximate fair market value under these agreements. At September 30, 2000, PACC had a net outstanding payable balance of $0.9 million (December 31, 1999 - $0.4 million) due to the Refining Group consisting of a payable of $1.0 million for services provided under a services and supply agreement and fees paid by the Refining Group on PACC's behalf and a $0.1 million receivable for the overpayment of such services in a prior period.

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

     In August 1999, PACC entered into an agreement with a supplier to provide hydrogen for the Coker Project. This supplier will also provide steam and electricity to PACC under this agreement. Prices under the contract are based on market prices at the time of the contract, subject to adjustment according to a formula based on inflation indices. The supplier will be required to pay PACC liquidated damages of up to $1.2 million if the plant fails to be ready for commercial operation on or before December 2000, and PACC will be required to pay the supplier liquidated damages of up to $1.2 million if PACC is unable to start-up the coker for initial operations prior to December 2000. PACC does not currently anticipate the Coker Project initial start-up date being extended beyond December 2000, and the supplier began operations of their facility in November 2000.

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

     The Company's consolidated financial statements include the operations of PACC, which is the principal, wholly-owned subsidiary of the Company. The Company is an affiliate of the Refining Group because Premcor Inc. owns 100% of the capital stock of Premcor USA Inc. ("Premcor USA"), which in turn owns 100% of the capital stock of the Refining Group. In addition, the consolidated financial statements of the Company include Port Arthur Finance Corp. ("Port Arthur Finance") and Neches River. The purpose of Port Arthur Finance is solely to facilitate the financing activities of the Coker Project by, among other things, issuing the 12.5% senior secured notes due 2009 described below, and the purpose of Neches River is solely to act as the 99% limited partner of PACC and to act as a joint and several co-guarantor with PACC and Sabine River of the 12.5% senior secured notes and the other debt of Port Arthur Finance. PACC, Neches River, and Sabine River have each fully and unconditionally guaranteed the 12.5% senior secured notes and the other debt of Port Arthur Finance on a joint and several, senior secured basis. Because PACC has significant independent operations, summarized financial data for PACC is presented in Note 6, "PACC Condensed Consolidated Financial Information" of the financial statements. No separate or summarized financial statements are presented for Neches River and Port Arthur Finance as management has determined that separate financial statements for Neches River and Port Arthur Finance would not be material to investors because they have only nominal assets and do not conduct any independent operations.

     The total cost of the Coker Project is estimated to be approximately $715 million, including development, property acquisition, construction, capitalized interest, testing and start-up, and an allowance for estimated price escalation and contingencies. In order to fund the Coker Project, Sabine River and Neches River entered into capital contribution agreements in 1999 totaling $135 million, and Port Arthur Finance issued $255 million of 12.5% senior secured notes, entered into a $325 million secured construction and term loan facility, obtained a $150 Guarantee Insurance Policy that guarantees payments on crude oil purchases from P.M.I. Comercio Internacional ("PMI"), and obtained a $75 million secured working capital facility. Sabine River, Neches River, and PACC are joint and several guarantors of the notes and loans. Because PACC is the principal operating subsidiary of the Company, a discussion of the results of operations consists principally of a discussion of PACC's results of operations and construction activity on the Coker Project. Sabine River and Neches River as stand-alone entities have no material assets, liabilities, or operations, other than the guarantee obligations described above and their ownership interest in PACC.

     See the Form S-4 Registration Statement filed by Port Arthur Finance with the Securities and Exchange Commission on April 19, 2000 for more information on the Coker Project.


Operations

     Since inception, the Company and its subsidiaries have been in a construction and pre-operation stage and have had no material operating revenues or expenses. The Company has recorded some expenses related to insurance, taxes, and salaries.

     The Coker Project overall was 98% complete as of September 30, 2000 with 100% of major equipment procurement, detailed design and engineering, and materials procurement completed, and 95% of construction completed as of September 30, 2000. Construction activities to date have included the construction of the new coker, hydrocracker, and sulfur complex and associated piping and wiring of the units and control room. The current work is focused on the testing, commissioning, and start-up of all the units.

     Parts of the Coker Project began operations in November 2000, and are expected to begin revenue generation late in the fourth quarter of 2000. The sulfur complex began operations in early November, and the coker and hydrocracker units are expected to begin operations later in the fourth quarter of 2000. Each of the units will gradually increase throughput rates until the facility reaches full capacity, which is currently scheduled to be in the first quarter of 2001, when Foster Wheeler USA, the principal contractor responsible for all construction of the Coker Project, will begin performance testing. This schedule is subject to change. Once fully operational, the new heavy oil processing facility will allow PACC to process an average of 200,000 barrels per stream day of crude oil. At least 150,000 barrels per stream day of heavy sour crude oil will be purchased from PMI under a long-term crude oil supply agreement.

     In early November, a supplier-built hydrogen plant that will provide steam, electricity and hydrogen to PACC and the Refining Group under a long-term agreement also began operations. In connection with the Coker Project, the Refining Group is obligated to perform certain modifications and revamps to its crude and other ancillary units at the Port Arthur refinery, which are leased to PACC. In May 2000, the Refining Group completed a maintenance turnaround at its Port Arthur refinery that included significant modifications to the crude unit, increasing the rated crude oil throughput capacity from 232,000 to 250,000 barrels per day, and to the hydrotreaters thereby completing key parts of these obligations. The crude unit averaged 247,500 barrels per day of crude oil throughput in the quarter ended September 30, 2000. As of September 30, 2000, the Refining Group's portion of the Coker Project was over 95% complete.

     At September 2000, the project staffing was approximately 1,300 people. All personnel except approximately 50 were employees of Foster Wheeler USA, its subcontractors, or the Refining Group, the latter working under the services and support agreement with PACC, and the former being the principal contractor responsible for all construction of the Coker Project. In September of 2000, approximately 45 equipment operators of the Refining Group were transferred to PACC.

Liquidity and Capital Resources

     Cash flows used in investing activities were $593.1 million and $165.9 million for the period from May 4, 1999 (date of inception) to September 30, 2000 and for the nine-month period ended September 30, 2000, respectively. All proceeds from the Company's debt financings are restricted for use on the construction, financing, and start-up operations of the Coker Project. As a result, cash and cash equivalents associated with the Coker Project were classified as a non-current asset and the restricted cash and cash equivalent activity was reflected as investing activity. Expenditures in 1999 and during the first nine months of 2000 were associated with the Coker Project.

     The principal contract for the construction of the Coker Project is a fixed price construction contract. Therefore, the primary components the Company has, and will, manage are schedule and change orders. The Coker Project is currently on schedule with the final mechanical completion and start-up beginning in the fourth quarter of 2000. As of September 30, 2000, change orders were approximately $3.1 million.

     Cash flows from financing activities were principally shareholder contributions received pursuant to capital contribution agreements and additional funding received from the secured construction and term loan facility. As of September 30, 2000, Blackstone had contributed $95.3 million of the $121.5 million it had committed and Occidental had contributed $10.6 million of the $13.5 million it had committed under the capital contribution agreements. As of September 30, 2000, Port Arthur Finance had drawn $242.6 million of the $325.0 million available from the secured construction and term loan facility.

     In 1999, Port Arthur Finance entered into a $75 million working capital facility that was reduced to $35 million in the first quarter of 2000. The working capital facility is primarily for the issuance of letters of credit for the future purchases of crude oil other than the Maya crude oil to be received under the long-term crude oil supply agreement with PMI. As of September 30, 2000, there were no outstanding letters of credit on this facility. The $40 million reduction, a portion of which had been outstanding in the form of a letter of credit to PMI to secure against a default by PACC under its long term crude oil supply agreement, was replaced by an insurance policy under which an affiliate of American International Group agreed to insure PMI against PACC's default under the long term crude oil supply agreement up to a maximum liability of $40 million. Port Arthur Finance is currently seeking to expand this $35 million working capital facility and the $150 million Guarantee Insurance Policy to $50 million and $200 million, respectively. Port Arthur Finance believes this expansion is necessary due to a potentially higher crude oil price environment then was contemplated when the facilities were initially secured.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     The Company entered into a transaction in April 2000 that placed a 7.5% London Interbank Offered Rate ("LIBOR") rate cap on the interest rate for the following notional principal outstanding amounts of the Company's floating rate secured construction and term loan (in millions):



                         Last Date of
                          Calculation                  Notional Amount
                            Period                       Outstanding
                      ------------------           ----------------------
                           15-Jul-00                 $     91.8
                           15-Oct-00                      125.2
                           15-Jan-01                      144.7
                           15-Jul-01                      162.5
                           15-Jan-02                      108.4
                           15-Jul-02                       81.2
                           15-Jan-03                       54.0
                           15-Jul-03                       30.7
                           15-Jan-04                        7.5

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

     Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include, among others, changes in:

o    Industry-wide refining margins
o Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions
o    Market volatility due to world and regional events
o    Availability and cost of debt and equity financing
o    Labor relations
o    U.S. and world economic conditions
o    Supply and demand for refined petroleum products
o Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining facilities. Such hazards may include equipment malfunctions, plant construction/ repair delays, explosions, fires, oil spills and the impact of severe weather
o Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity
o    The enforceability of contracts
o Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment
o    Other unpredictable or unknown factors not discussed

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


                                                      Sabine River Holding Corp.
                                                               (Registrant)




                                            /s/  Dennis R. Eichholz
                                            ------------------------------------
                                            Dennis R. Eichholz
                                            Controller and Treasurer (Principal
                                              Accounting Officer and Duly
                                              Authorized Officer)


November 13, 2000