Form 10-K405
period 2000-12-31
SABINE RIVER HOLDING CORP
filed 2001-04-02
CIK 1100670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to
Commission File number 333-92871-02

SABINE RIVER HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1857408 (I.R.S. Employer Identification No.)
1801 S. Gulfway Drive Office No. 36 Port Arthur, Texas (Address of principal executive offices)	77640 (Zip Code)

Registrant’s telephone number, including area code (409) 982-7491

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓             No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Number of shares of registrant’s common stock, $.01 par value, outstanding as of March 1, 2001: 6,818,182.

SABINE RIVER HOLDING CORP.

FORWARD-LOOKING STATEMENTS

          Certain statements in this document, including statements in Item 1. “Business—Business Strategy,” are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “will” and similar expressions typically identify such forward-looking statements.

          Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in the Company’s forward-looking statements include, among others, changes in:

•	industry-wide refining margins;

•
crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;

•	market volatility due to world and regional events;

•	availability and cost of debt and equity financing;

•	labor relations;

•	U.S. and world economic conditions;

•	supply and demand for refined petroleum products;

•
reliability and efficiency of the Company’s operating facility. There are many hazards common to operating oil refining facilities. Such hazards include equipment malfunctions, repair delays, explosions, fires, oil spills and the impact of severe weather;

•	actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

•
civil, criminal, regulatory or administrative actions, claims or proceedings, and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;

•	other unpredictable or unknown factors not discussed.

          Additional factors which could cause actual results to differ materially from those contained in the Company’s forward-looking statements are discussed in Item 1. “Business—Competition” and “—Environmental Matters,” as well as in the Company’s other filings with the Securities and Exchanges Commission. Because of all of these uncertainties and others, you should not place undue reliance on the Company’s forward-looking statements.
PART I

ITEM 1. BUSINESS

General

          Sabine River Holding Corp., a Delaware corporation (individually, “Sabine River” and collectively with its subsidiaries, the “Company”) was incorporated in May of 1999 and capitalized in August of 1999. Sabine River is the 1% general partner of Port Arthur Coker Company L.P., a Delaware limited partnership (“PACC”), and the 100% owner of Neches River Holding Corp., a Delaware Corporation (“Neches River”), which is the 99% limited partner of PACC. PACC is the 100% owner of Port Arthur Finance Corp. (“Port Arthur Finance”). Sabine River is owned 90% by Premcor Inc., formerly Clark Refining Holdings Inc., and is owned 10% by Occidental Petroleum Corporation (“Occidental”). Premcor Inc. is principally owned by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates (“Blackstone”) with a current voting interest of 79.1%, and by Occidental with an 18.1% current voting interest.

          PACC, which is the principal operating subsidiary of the Company, along with The Premcor Refining Group Inc. (the “Refining Group”), an indirect wholly-owned subsidiary of Premcor Inc., recently began operation of a heavy oil upgrade project at the Refining Group’s Port Arthur, Texas refinery. PACC’s portion of the project included the construction of a heavy oil processing facility consisting of a new 80,000 barrel per stream day delayed coking unit, a 35,000 barrel per stream day hydrocracker, a 417 long tons per day sulfur complex and related assets (the “Coker Project”). The Refining Group’s portion of the project included upgrades to existing units and infrastructure, including improvements made to its crude oil distillation unit.

          The entire refinery upgrade project at the Port Arthur refinery, including PACC’s construction of the Coker Project, achieved substantial mechanical completion by the end of 2000. Final performance and reliability testing is expected to be completed and the project is expected to begin operating at full design capacity in the second quarter of 2001. The project is currently on time and on budget.

          To fund the Coker Project, Port Arthur Finance issued $255 million in 12 1 /2% senior secured notes, entered into a $325 million secured construction and term loan facility and obtained a $75 million secured working capital facility. Sabine River, Neches River and PACC have provided full and unconditional guarantees of the notes and bank loans issued by Port Arthur Finance.

Business Strategy

          Premcor Inc. has been pursuing a strategy of positioning itself and its affiliated companies as the premier, unbranded independent refiner in the United States by focusing on opportunities to improve refinery complexity, crude slate flexibility and operational reliability. The Port Arthur refinery upgrade project is an important element of this strategy. The project was initiated for the following reasons:

•	Port Arthur refinery’s suitability for a heavy oil upgrade.

     Premcor Inc. believed the Port Arthur refinery was well-suited to process significantly more heavy sour crude oil because its Gulf Coast location is close to major heavy sour crude oil producers and permits waterborne deliveries of oil. In addition, because the Port Arthur refinery was originally designed and operated as a much larger facility with over 400,000 barrels per day of crude oil throughput capacity, the refinery has the scale, processing capability and much of the infrastructure including docks, storage tanks, steam and power generation capability and wastewater treatment facilities to support the upgraded operation. As a result, Premcor Inc. believed the refinery upgrade project could be undertaken at a lower capital cost than at many other U.S. Gulf Coast refineries.

•	Crude oil cost reduction.

     Premcor Inc. expected, and with the completion of the project has been able, to reduce crude oil costs at the Port Arthur refinery by increasing the quantities of heavy sour crude oil processed from 20% to 80% of capacity. Heavy sour crude oil typically sells at a discount when compared with light sweet crude oil because heavy sour crude oil is more difficult to process.

•	Increased cash flow.

     Premcor Inc. believed, and continues to believe, that building state of the art coking and hydrocracking facilities to upgrade low-value intermediate refined products into higher-value products will generate significantly higher cash flow than the previous operations at the Port Arthur refinery. Premcor Inc. also expects the Refining Group to generate incremental cash flow as a result of the refinery upgrade project.

•	Margin support.

     The Company believed, and continues to believe, that under certain market conditions it will benefit from the coker gross margin support mechanism in its long term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. (“PMI”), an affiliate of Petroleos Mexicanos, the Mexican national oil company. This mechanism is designed to moderate the fluctuations of the coker gross margin, which is the differential between the price for intermediate refined products from the coking operations and the cost of coker feedstocks. This mechanism is based on a formula that is intended to be an approximation for coker gross margin and is designed to provide for a minimum average coker gross margin over the first eight years of the agreement, which begins on April 1, 2001.

Overview

          As part of the heavy oil upgrade project, PACC entered into a construction contract with Foster Wheeler USA (“Foster Wheeler”) for the engineering, procurement and construction of the Coker Project. PACC also purchased from the Refining Group a long-term crude oil supply agreement with PMI pursuant to which PACC is obligated to buy, and PMI is obligated to sell, Maya crude oil. In addition, PACC entered into certain agreements with the Refining Group for the lease of the Refining Group’s crude unit and other equipment, for certain services and supplies, for the sale of all its products to the Refining Group and for a lease of the site where PACC’s processing units are located. PACC also entered into a hydrogen supply agreement with Air Products and Chemicals, Inc., and the Refining Group entered into a marine dock and terminaling agreement with Sun Pipe Line Company for the delivery of PACC’s crude oil. Each of these agreements is briefly discussed below:

Construction Contract

          In July 1999, PACC entered into a contract with Foster Wheeler for the engineering, procurement and construction of PACC’s Coker Project. Under this construction contract, Foster Wheeler agreed to engineer, design, procure equipment for, construct, test, and oversee start-up of the Coker Project and to integrate the Coker Project with the Port Arthur refinery. PACC agreed to pay Foster Wheeler a fixed price of approximately $544 million, of which $157.1 million was credited to PACC for amounts the Refining Group had already paid Foster Wheeler for work performed on the Coker Project prior to August 1999. PACC purchased this work in progress from the Refining Group when the financings for the project were consummated in August 1999. The contract has provisions whereby Foster Wheeler will pay PACC up to $145 million in damages for delays in achieving mechanical completion or guaranteed reliability, based on a defined formula. Construction of the Coker Project and the entire refinery upgrade project achieved substantial mechanical completion by the end of 2000. Performance and reliability testing of the project as a whole is expected to begin in the second quarter of 2001, and the project as a whole is expected to begin operating at full design capacity during in the same quarter.

Crude Oil Supply Agreement

          In August 1999 PACC purchased from the Refining Group a long-term crude oil supply agreement with PMI for approximately $0.8 million. Under the terms of this agreement, PACC is obligated to buy Maya crude oil from PMI and PMI is obligated to sell to PACC Maya crude oil. The long-term crude oil supply agreement includes a mechanism designed to minimize the effect of adverse refining cycles and to moderate the fluctuations of the coker gross margin. This mechanism contains a formula that is intended to be an approximation for the coker gross margin and is designed to provide for a minimum average coker gross margin over the first eight years of the agreement, which begins on April 1, 2001.

Ancillary Equipment Lease

          Pursuant to an ancillary equipment lease, PACC pays a lease fee to the Refining Group for use of 100% of the Refining Group’s crude/vacuum unit and distillate, kerosene and naphtha hydrotreaters. In addition, under the ancillary equipment lease, PACC pays operating fees for all units, which include fees for turnaround and sustaining capital accruals, fuel and fixed operating costs. Other costs include utilities and environmental services which include items such as nitrogen, demineralized water and other services. These other costs are in line with market rates and are relatively minor in proportion to other expenses. PACC agreed to pay the Refining Group quarterly lease payments of approximately $8 million, adjusted for inflation, through the lease term. The quarterly lease fee is based on a capital recovery charge for both existing asset values and cost associated with the upgrade of the project. The initial term of the ancillary equipment lease is for a 30-year period. The agreement allows for five 5-year extensions. The rent for any extension period will be based on a fair market rental value as agreed between PACC and the Refining Group or by a value determined according to the defined appraisal procedure contained in the agreement.

Services and Supply Agreement

          The Refining Group has agreed to provide PACC with services necessary to complete the Coker Project and to operate the heavy oil processing facility. Under the services and supply agreement, the services being performed by the Refining Group include, among others, the following:

•	oversight of the construction of the new units and other equipment and performance of the obligations under the construction contract with Foster Wheeler, other than PACC’s payment obligations;

•	operation and maintenance of the ancillary units and equipment that PACC is leasing from the Refining Group;

•	management of the operation and maintenance of the new processing units and other equipment at the Port Arthur refinery;

•	management of PACC’s crude oil purchases and transportation of PACC’s crude oil to the Port Arthur refinery; and

•	supply of other required feedstocks, materials and utilities.

          Sabine River’s Board of Directors controls the ultimate decision-making, and guides the ongoing activities of PACC.

          In addition, under PACC’s services and supply agreement, the Refining Group has a right of first refusal to require PACC to process crude oil for the Refining Group in an amount equal to approximately 20% of the processing capacity of the heavy oil processing facility. In exchange, PACC receives lease and processing fees from the Refining Group. This agreement became effective in the last half of 2000.

Product Purchase Agreement

          The Company has entered into a product purchase agreement with the Refining Group for the sale of all refined and intermediate products produced by PACC’s heavy oil processing facility. Under the product purchase agreement, the Refining Group is obligated to accept and pay for all the products produced and has a limited right to request that PACC produce a specified mix of products. PACC began selling products to the Refining Group under this agreement in November 2000, when the new sulfur units initiated start-up operations.

Ground Lease

          In August 1999, PACC entered into a ground lease with the Refining Group pursuant to which PACC leases the sites within the Port Arthur refinery on which PACC’s new processing units are located. The initial term of the ground lease is 30 years. PACC may renew the ground lease for five additional five-year terms. The Refining Group has granted to PACC a nonexclusive easement over and under the remaining Port Arthur refinery property as necessary to own, construct and operate the Coker Project and maintain and operate the units leased to PACC. PACC has prepaid the entire $25,000 lease fee to the Refining Group.

Hydrogen Supply Agreement

          PACC entered into a hydrogen supply agreement with Air Products and Chemicals, Inc. (“Air Products”). Under this hydrogen supply agreement, Air Products was obligated to design and construct a new hydrogen supply plant at the Port Arthur refinery according to agreed-upon milestones and specifications. Once the hydrogen plant was installed and ready for commercial operation in November 2000, Air Products began supplying the hydrogen requirements of the Coker Project as required under this agreement. The term of this agreement is to continue for 246 consecutive months thereafter. Thereafter the hydrogen supply agreement is to remain in force from year to year unless terminated in accordance with the hydrogen supply agreement. Air Products will supply and PACC will purchase all of PACC’s requirements for hydrogen for use by PACC at the Port Arthur refinery up to a maximum quantity of 80 million standard cubic feet per day at the price of $1.278 per thousand standard cubic feet. The price is subject to adjustment according to a formula based on inflation indices. The hydrogen supply plant started operations in November 2000 and is currently supplying the hydrogen requirements of the Coker Project.

Marine Dock and Terminaling Agreement

          The Refining Group and Sun Pipe Line Company entered into a marine dock and terminaling agreement in August 1999 under which Sun Pipe Line delivers crude oil from its Nederland, Texas dock terminal facility to the Refining Group’s pipeline located on Sun Pipe Line’s property. This agreement also provides for the delivery of PACC’s crude oil. In October 2000, the Company revised the terms of the agreement to a month to month contract and eliminated minimum volume requirements.

          Also, in January 2000, the Company entered into a terminal services agreement with Oiltanking Houston, Inc. (“Oiltanking”) whereby Oiltanking will transport crude oil from Oiltanking’s Beaumont, Texas terminal to the Company’s Lucas terminal tank farm. This agreement, which began on October 1, 2000 and has a term of nine years and contains a minimum volume requirement of 18.25 million barrels per year. The agreement is automatically renewed for additional one-year periods unless termination notification is delivered by either party at least six months prior to the end of the initial term.

Operations

          Since inception until November 2000, the Company and its subsidiaries were in a construction and pre-operation stage and had no material operating revenues or expenses. During such period, the Company recorded some expenses related to insurance, taxes, and salaries.

          The Coker Project overall was substantially mechanically complete as of December 31, 2000. Construction activities to date have included the construction of the new coker, hydrocracker, and sulfur complex and associated piping and wiring of the units and control room. The current work is focused on the commissioning, testing, and start-up of all the units.

          Parts of the Coker Project began start-up operations in November 2000, and began revenue generation and the recording of operating expenses late in the fourth quarter of 2000. The sulfur complex began start-up operations in early November, the coker unit began start-up processes in late November and the hydrocracker unit began start-up operations in January 2001. The sulfur complex, coker unit and hydrocracker unit have all been operating at or above design throughput rates since start-up. Final performance and reliability testing is expected to be completed in the second quarter of 2001. The Company also expects the project as a whole to begin operating at full design capacity in the second quarter of 2001. Once fully operational, the new heavy oil processing facility is designed to allow PACC to process an average of approximately 200,000 barrels per stream day of crude oil.

           Since early November 2000, Air Products’ hydrogen plant has provided steam, electricity and hydrogen to PACC and the Refining Group under long-term agreements. In connection with the Coker Project, the Refining Group was obligated to perform certain modifications and revamps to its crude and other ancillary units at the Port Arthur refinery, which are leased to PACC. In May 2000, the Refining Group completed a maintenance turnaround at its Port Arthur refinery that included significant modifications to the crude unit, increasing the rated crude oil throughput capacity from 232,000 to 250,000 barrels per day, and to the hydrotreaters thereby completing key parts of these obligations. The crude unit averaged 246,200 barrels per day of crude oil throughput in the quarter ended December 31, 2000. As of December 31, 2000, the Refining Group’s portion of the Coker Project was completed.

Crude Oil Supply and Products

          The Company has no crude oil reserves and is not engaged in exploration and production activities. The Company obtains its crude oil requirements pursuant to a long-term crude oil supply agreement with PMI, on the spot market from unaffiliated sources or from the Refining Group pursuant to the services and supply agreement. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices in the foreseeable future.

          The Company has not entered into any other arrangements for the sale of its refined products other than the product purchase agreement with the Refining Group. Thus, the product purchase agreement is the Company’s sole source of revenue from the sale of refined products. Because the Company is located in a highly liquid refined products market, if the Refining Group no longer meets its purchase obligations under the contract, the Company believes that intermediate and final refined products would be readily marketable to third parties at the same or somewhat discounted prices.

          Feedstocks and refined products produced at the Port Arthur facility are principally commodities and the pricing of such feedstocks and refined products under the services and supply agreement and product purchase agreement is intended to reflect market prices. As a result, the Company’s operating cash flows and earnings will be significantly affected by a variety of factors beyond its control, including the supply of and demand for crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economic conditions, weather patterns, political affairs, crude oil production levels, planned and unplanned downtime in refineries, the rate of industry investments, the availability of imports, the marketing of competitive fuels and government regulations. Also relevant are seasonal fluctuations with generally stronger operating cash flows and earnings expected during the higher transportation-demand periods of the spring and summer and weaker operating cash flows and earnings expected during the fall and winter.

Competition

          The refining segment of the oil industry is highly competitive. Many of the Port Arthur refinery’s principal competitors are fully-integrated national or multinational oil companies that are engaged in many segments of the petroleum business, including exploration, production, transportation, refining and marketing. Because of their diversity, integration of operations, larger capitalization and greater resources, these competitors may be better able to withstand volatile market conditions, more effectively compete on the basis of price and more readily obtain crude oil in times of shortages.

Environmental Matters

Compliance Matters

          The Company’s operations are subject to extensive federal, state and local environmental, health and safety laws and regulations, including those governing discharges to the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination. The failure to comply with such laws and regulations can lead to among other things, civil and criminal penalties and in some circumstances the temporary or permanent curtailment or shutdown of operations. The nature of the refining business exposes the Company to risks of liability due to the production, processing, storage and disposal of materials that can cause contamination or personal injury if released into the environment. Pursuant to the services and supply agreement, the Refining Group has committed to take actions necessary to cause the Company to comply with these laws and regulations. For further discussion of the services and supply agreement with the Refining Group, see Note 12. “Related Party Transactions—Services and Supply Agreement” to the Consolidated Financial Statements.

          The nature of the refining business makes the Company subject to increasingly stringent environmental and other laws and regulations that may increase the costs of operating the heavy oil processing facility. The Company may be required to make future expenditures to comply with more stringent standards for air emissions, refined product specifications, wastewater discharge and the remediation of contamination. Because the Coker Project is integrated with the operations of the Refining Group’s Port Arthur refinery, any developments in environmental laws that adversely impact the Refining Group could also adversely affect the Company’s financial condition or results of operations. It is difficult to predict the effect of future developments in these laws and regulations on the Company’s financial condition or results of operations.

          The Company is unaware of any environmental or health and safety liabilities and expenses that are reasonably likely to have a material adverse effect on the Company’s results of operations but no assurance can be given that the liabilities and expenses will not occur.

Remediation Matters

          Environmental laws typically provide that the owners or operators, including lessees, of contaminated properties may be held liable for their remediation. Such liability is typically joint and several, which means that any responsible party can be held liable for all remedial costs, and can be imposed regardless of whether the owner or operator caused the contamination. The Company evaluated the cost associated with remediation of the groundwater and soil of the land that it is leasing within the boundaries of the Port Arthur refinery, and has estimated remedial costs related to the Coker Project site at $1.6 million. The Refining Group has agreed to retain liability regarding contamination existing at the Coker Project site and has indemnified the Company against such liabilities. However, if the Refining Group breaches its remediation obligations, the Company could incur substantial additional costs in remediating the contamination, which could impair the Company’s financial condition or results of operations.

          The Company believes that the remediation costs relating to contamination at the Coker Project site would be deferred until the final decommissioning of the Coker Project. However, actual remediation costs, as well as the timing of such costs, are dependent on a number of factors over which neither the Company nor the Refining Group has control, including changes in applicable laws and regulations, priorities of regulatory officials, interest from local citizens groups, and development of new remediation methods.

Clean Air Act/Reformulated Fuels

          In February 2000, the United States Environmental Protection Agency (“USEPA”) published the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 parts per million (“ppm”) during any calendar year starting January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in the new low sulfur gasoline. In addition, in December 2000, the EPA issued its Tier 2 distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 ppm to 15 ppm, beginning June 1, 2006. Two lawsuits by refining industry groups have been filed which may delay implementation of the diesel rule beyond 2006. The USEPA has also announced plans to review the sulfur content of diesel fuel sold to “off-road” consumers, with proposed regulations to be issued in the fourth quarter of 2001. Compliance with the new Tier 2 specifications for the reduction of sulfur in both gasoline and distillates is expected to cost the refining industry over $8 billion. The Company has determined that modifications to its processing units may be required as a result of the Tier 2 standards. Based on preliminary estimates, the Company believes that compliance with the new Tier 2 gasoline specifications may require approximately $20 million to $25 million in capital expenditures during the next five years for the Company’s processing units. The Company is currently reviewing the new Tier 2 distillate standard and potential “off-road” diesel standard, but cannot estimate the cost of compliance with these standards at this time.

          The Clean Air Act requires the USEPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the USEPA adopted more stringent national standards for ground level ozone (smog) and particulate matter (soot). These standards, which have not yet been implemented, are likely to increase significantly the number of non-attainment areas and thus require additional pollution control efforts. It is too early to determine what impact, if any, these standards could have on the Company.

Employees

          As of December 31, 2000, PACC employed approximately 50 employees, with approximately 90% covered by the same collective bargaining agreement as the employees of the Refining Group. The current agreement covering the employees at the Port Arthur complex expires in February 2002. Sabine River, Neches River and Port Arthur Finance currently have no employees and do not expect to have any employees.

ITEM 2. PROPERTIES

          The Company leases office space from the Refining Group at 1801 S. Gulfway Drive, Office No. 36, Port Arthur, Texas 77640, where the Company has its principal executive offices. The Coker Project, which consists of a new delayed coker unit, a new hydrocracker, a new sulfur recovery unit and related assets, is located on a subdivided site totaling less than 50 acres within the Port Arthur refinery. PACC entered into a 30-year fully-prepaid ground lease agreement with the Refining Group for this site. Pursuant to the ground lease agreement, the Refining Group has also granted PACC an easement over the remainder of the Port Arthur refinery and the right to use other specified facilities and equipment at the refinery. For further information regarding the ground lease between PACC and the Refining Group, see Note 12. “Related Party Transactions—Ground Lease” to the Consolidated Financial Statements.

          PACC is also leasing the Refining Group’s crude unit, vacuum tower, one naphtha, and two distillate hydrotreaters and the site on which they are located at the Port Arthur refinery. Pursuant to the lease agreement, the Refining Group has also granted PACC an easement across the remainder of the Port Arthur refinery property, a portion of the Refining Group’s dock adjacent to the Port Arthur refinery and specified pipelines and crude oil handling facilities needed to transport crude oil from certain docking facilities in Nederland, Texas to the Port Arthur refinery. For further information regarding the facility and site lease between PACC and the Refining Group, See Note 12. “Related Party Transactions—Facility and Site Lease” to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

          The Company does not know of any material legal proceedings involving Sabine River, PACC, Port Arthur Finance or Neches River.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          Inapplicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

          The Company’s common stock is not publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

          The selected consolidated financial data set forth below for the Company as of December 31, 1999 and 2000 and for the period from May 4, 1999 (date of inception) to December 31, 1999, and for the year ended December 31, 2000 are derived from the audited financial statements included elsewhere herein. This table should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere herein.

	Period From May 4, 1999 to December 31, 1999	Year Ended December 31, 2000
	(in thousands, except as noted)
Statement of Earnings Data:
Net sales and operating revenues from affiliates	$ —	$ 100,319
Cost of sales	—	(83,587)
Operating expenses	—	(10,153)
General and administrative expenses	(3,149)	(1,180)
Depreciation and amortization	—	—

Operating income (loss)	(3,149)	5,399
Interest expense and finance income, net	(10,755)	(3,200)

Income (loss) from continuing operations before taxes	(13,904)	2,199
Income tax benefit	—	4,099

Net income (loss)	$ (13,904)	$ 6,298

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$ 51	$ 36,384
Total assets	446,629	802,693
Long-term debt	360,000	542,609
Stockholder’s equity	43,266	114,208
Selected Financial Data:
Cash flows from operating activities	$ 29,059	$ 2,251
Cash flows from investing activities	(427,243)	(215,789)
Cash flows from financing activities	398,235	249,871
Expenditures for turnaround	—	—
Expenditures for property, plant and equipment	380,586	262,446
Operating Data:
Crude throughput (December only—000 bbls per day)	—	105.7
Production (December only—000 bbls per day)	—	119.0
Gross margin (per barrel of production)	—	$ 7.10

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

          Since inception until November 2000, the Company was in a construction and pre-operation stage and had no material operating revenues or expenses. During the period since inception until November 2000, the Company recorded some expenses related to insurance, taxes, and salaries. As of November 2000, parts of the Coker Project began operations and started revenue generation and the incurrence of operating expenses.

          Production from the new sulfur removal units in November and December 2000 and from the new coker unit in December 2000 generated $100.3 million in revenues. The 80 thousand barrel per day (“mbpd”) coker unit averaged approximately 67 mbpd during start-up operations in December and the Company averaged approximately 106 mbpd of crude throughput. The new hydrocracker unit did not begin start-up operations until January 2001, so it did not contribute to revenues or earnings during 2000. Operating expenses for the twelve months ended December 31, 2000 included pre-operating as well as operating expenses of $10.2 million. Revenue and earnings in 2000 were reflective of the market conditions and start-up operations of the new processing units and will be different as the Coker Project becomes fully operational during 2001.

          The Company is primarily dependent upon the market prices received from the Refining Group for the intermediate refined products it produces. These prices fluctuate as supply and demand for these products and the finished products that they are refined into fluctuate in the open market. The gross margin the Company generates (the revenues from its products less the cost of its feedstocks) is also dependent upon the discount the Company receives on the crude oil it purchases. Market indicators for heavy sour crude oil discounts, the difference between the price per barrel of the benchmark West Texas Intermediate crude oil and of Maya crude oil, averaged approximately $10.50 per barrel during the months of November and December 2000, the first months that PACC purchased crude for its start-up operations.

Other Financial Matters

          General and administrative expenses were $1.2 million in 2000 and were represented primarily by expenses paid from August through December under the services and supply agreement with the Refining Group.

          Depreciation will begin in 2001 per the accounting policies of the Company. The Company begins depreciation of its assets in the first full month following the month in which the design capacity of the asset is reached. Amortization expense was $2.7 million in 2000 and consisted primarily of the amortization of deferred financing costs, and is reported in “Interest expense and finance income, net.”

          The income tax benefit of $4.1 million represents a provision on income from continuing operations of $0.8 million offset by the effect of a decrease in the deferred tax valuation allowance of $4.9 million. The fact that no 1999 income tax benefit was recorded on the loss from continuing operations reflected the increase in the deferred tax valuation allowance of $4.9 million. See Note 13. “Income Taxes” to the Consolidated Financial Statements.

Accounting Standard Not Yet Adopted

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” which amended various provisions of SFAS No. 133. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The transition impact for the adoption of this pronouncement is reflected in Note 1. to the Consolidated Financial Statements under “New Accounting Standards.” Aside from the transition adjustment, the adoption of SFAS No.133 did not have a significant impact on the Company’s financial position or results of operations.

Liquidity and Capital Resources

          Cash flows provided by operating activities, excluding working capital changes, was $9.4 million in the year ended December 31, 2000 as compared to cash flows used in the period from May 4, 1999 to December 31, 1999 of $13.4 million. Cash flows used by working capital was $7.2 million in the year ended December 31, 2000 as compared to prior period cash flows provided by working capital of $42.4 million. Working capital changes in 2000 resulted primarily from an inventory build and related accruals required by the late November 2000 start-up operations of the Coker Project. Prior period working capital changes were principally Coker Project capital expenditure accruals.

          Cash flows used in investing activities was $215.8 million for the year ended December 31, 2000 compared to $427.2 million for the period from May 4, 1999 (date of inception) to December 31, 2000. All proceeds from the Company’s debt financings are restricted for use on the construction, financing and start-up costs of the Coker Project. As a result, cash and cash equivalents associated with the Coker Project were classified as a non-current asset and the changes in restricted cash and cash equivalents are reflected as investing activities. Expenditures in the years ended December 31, 2000 and December 31, 1999 were associated with the construction and start-up operation of the Coker Project.

          The principal contract for the construction of the Coker Project is a fixed price construction contract. Therefore, the primary construction components the Company has, and currently continues to manage, are adherence to construction deadlines and change orders. The Coker Project is currently on schedule and unit start-up occurred in November and December of 2000. All units of the upgrade project are expected to begin operating at full design capacity in the second quarter of 2001. As of December 31, 2000, the value of change orders associated with the fixed price contract were not material.

          Cash flows from financing activities were principally borrowings under the secured construction and term loan facility and required pro-rata shareholder contributions received pursuant to capital contribution agreements. As of December 31, 2000, contributions made by Blackstone and Occidental, as defined in capital contribution agreements, were $109.6 million and $12.2 million, respectively, against total commitments of $121.5 million and $13.5 million, respectively. As of December 31, 2000, Port Arthur Finance had drawn $287.6 million of the $325.0 million available under the secured construction and term loan facility.

          In order to provide security to PMI for PACC’s obligation to pay for shipments of Maya crude oil under the long term crude oil supply agreement, PACC obtained from Winterthur an oil payment guaranty insurance policy for the benefit of PMI. This oil payment guaranty insurance policy is in the amount of $150 million and will be a source of payment to PMI if PACC fails to pay PMI for one or more shipments of Maya crude oil. Under the senior debt documents, any payments by Winterthur on this policy are required to be reimbursed by PACC. This reimbursement obligation to Winterthur has a priority claim on all of the collateral for the senior debt equal to the note holders and holders of PACC’s other senior debt, except in specified circumstances in which it has a senior claim to these parties.

          Under the senior debt documents, PACC is also required to establish a debt service reserve account at the time the Coker Project achieves substantial reliability in an amount equal to the next semiannual payment of principal and interest coming due from time to time. Substantial reliability is a term in the construction contract and the financing documents that is used to indicate when Foster Wheeler has demonstrated that the Coker Project is sufficiently complete and can reliably generate expected operating margins. In lieu of depositing funds into this reserve account at substantial reliability, PACC arranged for Winterthur to provide a separate debt service reserve insurance policy in the maximum amount of $60 million for a period of approximately five years from substantial reliability of the Coker Project. Payments will be made under this policy to pay debt service to the extent that PACC does not have sufficient funds available to make a debt service payment on any scheduled semiannual payment date during the term of the policy.

          In 1999, Port Arthur Finance entered into a $75 million working capital facility that was reduced to $35 million in the first quarter of 2000. The working capital facility is primarily for the issuance of letters of credit securing future purchases of non-Maya crude oil. As of December 31, 2000, there were $29.3 million of letters of credit under this facility. The $40 million reduction was replaced by an insurance policy under which an affiliate of American International Group agreed to insure PMI against PACC’s default under the long term crude oil supply agreement up to a maximum liability of $40 million. Port Arthur Finance is currently seeking to expand the $35 million working capital facility and the $150 million guarantee insurance policy, to $50 million and $200 million, respectively. Port Arthur Finance believes these increases are necessary given the nature of commodity market price volatility and potential for higher crude oil prices than had been contemplated when the facilities were initially secured.

          Funds generated from remaining borrowings under the $325 million secured construction and term loan facility and required capital contributions, together with existing cash and cash equivalents, are expected to be adequate to fund the construction of the Coker Project, start-up operations and related start-up working capital requirements. Once operational, the Company’s operating results will be subject to rapid and wide fluctuations due to the commodity nature of its feedstocks and products. The Company expects cash flows generated from operating activities and existing financings to be sufficient to provide the Company with adequate liquidity through the next year. However, there can be no assurance that market conditions or actual operations will not be worse than anticipated. Future working capital and discretionary and mandatory capital expenditures may require additional debt or equity capital.

          Under the common security agreement (“CSA”) between PACC, Sabine River, Neches River and the lenders, PACC is subject to restrictions on distributions to Sabine River and Neches River until, among other things, the final completion of the Coker Project has occurred and various restricted cash reserves have been fully-funded. PACC may, however, make up to $100,000 in distributions to Sabine River and Neches River each year to permit them to pay directors’ fees, accounting expenses, and other administrative expenses. The CSA contains provisions that require the Company to fund certain restricted cash accounts to be used for future capital expenditures, tax payments, major maintenance, and debt repayments when certain cash flow thresholds, as specified in the CSA, are met.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of the Company’s market risk sensitive instruments are held for speculative trading.

Commodity Risk

          The Company’s feedstocks and refined products are principally commodities and the pricing of such feedstocks and refined products under the services and supply agreement and product purchase agreement is intended to reflect market-based pricing. As a result, the Company’s operating cash flows and earnings will be significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economic conditions, weather patterns, political affairs, crude oil production levels, planned and unplanned downtime at competing refineries, the rate of industry investments, the availability of imports, the marketing of competitive fuels and the extent of government regulations.

Earnings Sensitivity

          The following table illustrates the estimated pre-tax earnings impact based on average expected operating rates, resulting from potential changes in several key refining market margin indicators described below. This analysis may differ from actual results because the Company produces many other products and uses many other feedstocks that are not reflected in these indicators.

•	Sweet crude oil cracking margins—the spread between gasoline and diesel fuel prices and input (e.g., a benchmark light sweet crude oil) costs.

•	Sweet/sour differentials—the spread between a benchmark light sour crude oil and a benchmark light sweet crude oil.

•	Heavy/light differentials—the spread between a benchmark heavy sour crude oil and a benchmark light sweet crude oil.

	Assumed Change (per barrel)	Annual Barrels (in millions)	Pre-tax Earnings Impact (in millions)
Refining margins
Sweet crude oil cracking margin	$0.10	72	$7
Sweet/sour differentials	0.10	14	1
Heavy/light differentials.	0.10	57	6

          The Company does not utilize risk management tools to mitigate risk associated with fluctuations in petroleum prices on its petroleum inventories.

Interest Rate Risk

          Port Arthur Finance’s long-term debt is subject to interest rate risk. Port Arthur Finance manages this rate risk by maintaining a mix of long term debt with fixed and floating rates. A 1% change in the interest rate on the Company’s long term debt could result in a $5.8 million change in pre-tax income. This determination is based on 1% of the $580 million total of the notes and the construction and term loans to be issued by project end. The Company will be subject to interest rate risk on the floating rate bank term debt, but the Company has the ability to call its floating rate debt. Under the CSA the Company was required to hedge a substantial portion of its floating rate exposure under its secured construction and term loan facility.

          The Company entered into a transaction in April 2000 that capped London Interbank Offered Rate (“LIBOR”) at 7 1 /2% for the following notional principal outstanding amounts of the Company’s floating rate secured construction and term loan (in millions):

Last Date of Calculation Period	Notional Amount Outstanding
15-Jul-00	$ 91.8
15-Oct-00	125.2
15-Jan-01	144.7
15-Jul-01	162.5
15-Jan-02	108.4
15-Jul-02	81.2
15-Jan-03	54.0
15-Jul-03	30.7
15-Jan-04	7.5

          The interest rates on the Tranche A and B portion of the secured construction and term loan are based on the LIBOR plus a margin. The policy covers April 2000 through January 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated herein by reference to Part IV Item 14(a) 1 and 2, Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Inapplicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of Sabine River and their respective ages and positions are set forth in the table below.

Name	Age	Position
Stephen I. Chazen	54	Director

David I. Foley	33	Director

Robert L. Friedman	58	Director

William E. Haynes	57	Director

William C. Rusnack	56	President, Chief Executive Officer, Director

Ezra C. Hunt	49	Executive Vice President and Chief Financial Officer

Jeffry N. Quinn	42	Executive Vice President

          Stephen I. Chazen has served as a director of Sabine River, Neches River and Port Arthur Finance since July 1999. He has served as a director of Premcor Inc. since April 1999 and of Premcor USA since December 1995. Mr. Chazen has been Executive Vice President—Corporate Development and Chief Financial Officer of Occidental Petroleum Corporation since February 1999 and Executive Vice President—Corporate Development since May 1994. Prior to May 1994, Mr. Chazen served in various capacities at Merrill Lynch & Co., most recently as Managing Director. Mr. Chazen currently serves on the Governance Committees of Equistar Chemicals L.P. and Oxy Vinyls, L.P.

          David I. Foley has served as a director of Sabine River and Neches River since May 1999, and Port Arthur Finance since August 1999. He has served as a director of the Refining Group and Premcor USA since November 1997, and of Premcor Inc. since April 1999. Mr. Foley is a Principal at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. He currently serves on the Board of Directors of Rose Hills Company.

          Robert L. Friedman has served as a director of Sabine River, Port Arthur Finance and Neches River since July 1999. He has served as a director of Premcor Inc., Premcor USA and the Refining Group since July 1999. Mr. Friedman has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett, a New York law firm. Mr. Friedman currently serves on the Board of Directors of American Axle & Manufacturing, Inc., Corp Group and Republic Technologies, Inc.

          William E. Haynes has served as a director and Vice President of Sabine River, Port Arthur Finance and Neches River since August 1999. He served as Chairman and Chief Executive Officer of Innovative Valve Technologies Inc., an industrial valve repair and distribution company, from May 1997 to January 2000 and as President from March 1997 to October 1998. Mr. Haynes has also served as President and Chief Executive Officer of Safe Seal, Inc., now a subsidiary of Innovative Valve Technologies, from November 1996 through March 1997. From July 1993 to December 1995, Mr. Haynes served as President and Chief Executive Officer of Lyondell-Citgo Refining Company Ltd., a single-asset refining company. He has also served on the Board of Directors of Philip Services Corp. and Innovative Valve Technologies Inc.

           William C. Rusnack has served as President and Chief Executive Officer and a director of Sabine River and Neches River since May 1999, and Port Arthur Finance since August 1999. He has served as President, Chief Executive Officer, Chief Operating Officer and a director of the Refining Group Inc. and Premcor USA Inc. since April 1998, and of Premcor Inc. since April 1999. Mr. Rusnack previously served 31 years with Atlantic Richfield Corporation (“ARCO”) and was involved in all areas of its energy business, including refining operations, retail marketing, products transportation, exploration and production, and human resources. He most recently served as President of ARCO Products Company from 1993 to 1997 and was President of ARCO Transportation Company from 1990 to 1993. He has served as a director of Flowserve, a NYSE-listed corporation, since 1993.

          Ezra C. Hunt has served as Executive Vice President and Chief Financial Officer of Sabine River, Port Arthur Finance and Neches River since February 2001. He has served as Executive Vice President and Chief Financial Officer of Premcor Inc., the Refining Group and Premcor USA since February 2001. He was formerly Senior Vice President and Chief Financial Officer of CITGO Petroleum Corporation, a wholly-owned subsidiary of Petroleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela. Prior to joining CITGO, he was Senior Vice President and Chief Financial Officer of TIG Insurance Company. The majority of Mr. Hunt’s career was spent with ARCO where he held various positions including Vice President Finance, ARCO Oil & Gas Company, and Vice President—Finance, ARCO Alaska.

          Jeffry N. Quinn has served as Executive Vice President of Sabine River since March 2000. He has also served as Executive Vice President of Premcor USA and Premcor Inc. since March 2000. Mr. Quinn has served as Executive Vice President—Chief Administrative Officer and General Counsel of the Refining Group since March 2001. From March 2000 until March 2001, he served as Executive Vice President—Legal, Human Resources and Public Affairs and General Counsel of the Refining Group. From 1995 to February 2000, Mr. Quinn served as Senior Vice President, Law and Human Resources, Secretary & General Counsel of Arch Coal, Inc., a NYSE-listed coal mining corporation.

          Under the certificates of incorporation of each of Sabine River, Port Arthur Finance and Neches River, each of their Boards of Directors must consist of five members including an “independent director” who meets specified criteria intended to ensure that such person does not have any potential for a direct or indirect benefit from any activity involving the Refining Group or its affiliates, other than Blackstone, Occidental, Sabine River, Port Arthur Finance, PACC or Neches River. The certificates of incorporation of these companies also require that each of Sabine River, Port Arthur Finance and Neches River have an officer who meets similar criteria meant to ensure his or her independence. Mr. Haynes currently serves as both the independent director and independent officer of Sabine River, Port Arthur Finance and Neches River.

          Under a certain stockholders’ agreement between Premcor Inc. and Occidental, Occidental has the right to designate one member of Sabine River’s Board of Directors as long as it maintains a specified ownership level in Sabine River. Mr. Chazen was designated by Occidental to serve on the Board of Directors of Sabine River. For further discussion of the stockholders’ agreement between Premcor Inc. and Occidental, see Item 13. “Certain Relationships and Related Transactions—Sabine River Stockholders’ Agreement.”

Director Compensation

          Except for Mr. Haynes, the Company’s directors do not receive any compensation for their services as directors. Mr. Haynes was compensated an annual retainer of $10,000 plus an additional fee of $2,500 for each Board meeting he attends. Mr. Haynes received $20,000 for his services as a director for 2000. All directors are reimbursed for their out-of-pocket expenses incurred in attending Board meetings.

ITEM 11. EXECUTIVE COMPENSATION

          None of Sabine River’s executive officers are paid directly by Sabine River for their services. Rather, services are provided to Sabine River, PACC, Port Arthur Finance, and Neches River under a services and supply agreement with the Refining Group. For further discussion of the services and supply agreement with the Refining Group, see Note 12. “Related Party Transaction—Services and Supply Agreement” to the Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Sabine River

          The following table sets forth information concerning the beneficial ownership of Sabine River as of March 1, 2001.

Name and Address	Title of Class	Number of Shares	Percent of Class
Premcor Inc.	Common	6,136,364	90%
8182 Maryland Avenue, Suite 600 St. Louis, Missouri 63105
Occidental Petroleum Corporation (1)	Common	711,818	10%
10889 Wilshire Boulevard Los Angeles, CA 90024

(1)	Occidental owns 681,818 shares of common stock of Sabine River and warrants representing the right to acquire 30,000 shares of common stock of Sabine River.

Premcor Inc.

          The following table sets forth certain information concerning the beneficial ownership of the Common Stock and Class F Common Stock of Premcor Inc., as of March 1, 2001 by (i) each person who is known by the Company to be a beneficial owner of more than 5% of the common stock of Premcor Inc., (ii) each director and each executive officer who is the beneficial owner of shares of common stock of Premcor Inc., and (iii) all directors and executive officers of Premcor Inc. as a group.

Name and Address	Title of Class	Number of Shares	Percent of Class	Percent of Total Voting Power(1)
Blackstone Management Associates III L.L.C.(2)	Common	27,817,103	96.7%	79.1%
345 Park Avenue, New York, NY 10154

Marshall A. Cohen(3)	Common	116,161	0.4	0.3

William C. Rusnack(3)	Common	300,000	1.0	0.9

Jeffry N. Quinn(3)	Common	15,000	0.1	0.1

Occidental Petroleum Corporation	Class F Common	6,371,010	100.0	18.1
10889 Wilshire Boulevard Los Angeles, CA 90024

All directors and executive officers as a group(5)	Common	431,161	1.5	1.2

(1)	Represents the total percentage of voting power of all shares of common stock beneficially owned by the named stockholder.

(2)
Blackstone owns 25,387,103 shares of common stock as follows: 20,255,137.891 shares by Blackstone Capital Partners III Merchant Banking Fund L.P., 3,608,734.323 shares by Blackstone Offshore Capital Partners III L.P. and 1,523,231.716 shares by Blackstone Family Investment Partnership III L.P., of each of which Blackstone Management Associates III L.L.C. is the general partner having voting and dispositive power. Blackstone also owns warrants representing the right to purchase 2,430,000 shares of Premcor Inc.

(3)
Includes the following shares which such persons have or will have within 60 days after March 1, 2001, the right to acquire upon exercise of options: Mr. Cohen—50,505; Mr. Rusnack—300,000; and Mr. Quinn—15,000.

(4)
Occidental owns 6,101,010 shares of Class F Common Stock of Premcor Inc. Occidental also owns warrants representing the right to purchase 30,000 shares of Sabine River. Occidental has the right to exchange such shares for 270,000 shares of Class F Common Stock of Premcor Inc.

(5)
Richard C. Lappin, David I. Foley and Robert L. Friedman, each directors of Premcor Inc., are designees of Blackstone Management Associates III L.L.C., which has investment and voting control over the shares held or controlled by Blackstone and as such may be deemed to share beneficial ownership of the shares held or controlled by Blackstone. Stephen L. Chazen, a director of Premcor Inc., is an executive officer of Occidental and to the extent he may be deemed to be a control person of Occidental may be deemed to be a beneficial owner of shares of common stock owned by Occidental. Each of such persons disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with The Premcor Refining Group Inc.

          Sabine River is an affiliate of the Refining Group because its parent company, Premcor Inc., owns 100% of the capital stock of Premcor USA, which in turn owns 100% of the capital stock of the Refining Group.

          The Refining Group formally initiated the refinery upgrade project in April 1998 after entering into the long-term crude oil supply agreement with PMI. Construction commenced in September 1998. When Port Arthur Finance issued the outstanding notes, PACC acquired the work in progress on the Coker Project for $157.1 million. PACC also paid the Refining Group approximately $2 million for the assumption of the long-term crude oil supply agreement, transfer of employees and its reduction of the permissible emissions levels under one of its air emissions permits in order to allow PACC to obtain its air permit.

          The Refining Group is obligated to accept and pay for all of PACC’s products that it tenders for delivery under a product purchase agreement. The Refining Group also provides operations and maintenance services and supplies required feedstocks for the operation of the heavy oil processing facility under a services and supply agreement. PACC leases the site of the Coker Project from the Refining Group on a long-term basis and has prepaid the entire rental amount of $25,000. PACC also leases some ancillary units and equipment and has obtained some related easements from the Refining Group. Under this lease, the Refining Group was obligated to undertake modifications and additions to the equipment PACC is leasing. For further discussion of the agreements between PACC and the Refining Group, see Note 12. “Related Party Transactions” to the Consolidated Financial Statements.

Tax Sharing Agreement

          Sabine River and Neches River are included in the consolidated U.S. federal income tax return filed by Premcor Inc. Sabine River and Neches River have entered into a tax sharing agreement with Premcor Inc. and the other members of its consolidated group pursuant to which they have each agreed to pay to Premcor Inc. their respective share of the Premcor Inc. consolidated group’s federal income tax liability, which is determined on a separate return basis with adjustments necessary to reflect the effect of consolidated tax return allocations and limitations.

Sabine River Stockholders’ Agreement

          Premcor Inc. and Occidental have entered into a stockholders’ agreement that restricts the ownership and transfer of shares of Sabine River’s common stock and provides a right of first refusal for the benefit of Premcor Inc. in the event that Occidental transfers its shares of Sabine River’s common stock. The Sabine River stockholders’ agreement also provides Occidental with the right to designate one member of the Sabine River Board of Directors as long as Occidental maintains a specified ownership level in Sabine River.

          The Sabine River stockholders’ agreement grants Occidental the right to participate on an equal and ratable basis in the case of certain transfers of shares of Sabine River’s common stock by Premcor Inc. In addition, it provides Premcor Inc. with the right to require Occidental to sell its shares, on the same terms and conditions as Premcor Inc., in the case of a sale by Premcor Inc. of all of its shares in Sabine River.

          The Sabine River stockholders’ agreement provides that if the Board of Directors of the Company determines, upon advice of its counsel, that it is no longer necessary for PACC, Sabine River and Neches River to be bankruptcy remote, Occidental may elect to exchange or may be required to exchange shares of common stock of the Company it owns for Class F Common Stock of Premcor Inc.

Transfer Restrictions Agreement

          As part of the financing of the Coker Project, Sabine River, PACC, Neches River, Premcor Inc. and Blackstone have agreed with certain bank lenders and others to certain restrictions on their ability to effect, or permit any affiliate to effect, any transfer of such party’s direct or indirect interest, if any, in the Company, the Refining Group or the Port Arthur complex.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1. and 2. Financial Statements

The financial statements filed as a part of the Report on Form 10-K are listed in the accompanying index to the financial statements. There are no financial schedules.

          3. Exhibits

Exhibit Number	Description
3.01	Amended and Restated Certificate of Incorporation of Sabine River Holding Corp. (“Sabine
River”) and the Certificate of Amendment thereto dated August 11, 1999 (Incorporated by reference to Exhibit 3.01(b) filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

3.02	Amended and Restated By Laws of Sabine River (Incorporated by reference to Exhibit 3.02(b) filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-92871))

4.01	Indenture, dated as of August 19, 1999, among Sabine River, Neches River Holding Corp.
(“Neches River”), Port Arthur Finance Corp. (“PAFC”), Port Arthur Coker Company L.P.
(“PACC”), HSBC Bank USA, the capital markets trustee, and Bankers Trust Company, as
Collateral Trustee (Incorporated by reference to Exhibit 4.01 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

4.02	Form of 12.50% Senior Secured Notes due 2009 (the “Exchange Note”) (Incorporated by reference to Exhibit 4.02 filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-92871))

4.03	Registration Rights Agreement, dated as of August 19, 1999, among Credit Suisse First
Boston corporation, Goldman, Sachs & Co., Deutsche Bank Securities Inc., Premcor Inc.
(f/k/a Clark Refining Holdings Inc.), PAFC, PACC, Sabine River and Neches River
(Incorporated by reference to Exhibit 4.03 filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-92871))

4.04	Common Security Agreement, dated as of August 19, 1999, among PAFC, PACC, Sabine
River, Neches River, Bankers Trust Company, as Collateral Trustee and Depositary Bank,
Deutsche Bank AG, New York Branch (“Deutsche Bank”), as Administrative Agent,
Winterthur International Insurance Company Limited, an English company (“Winterthur”), as Oil Payment Insurers Administrative Agent and HSBC Bank USA, as Capital Markets
Trustee (Incorporated by reference to Exhibit 4.04 filed with the Company’s Registration
Statement on Form S-4 (Registration No. 333-92871))

4.05

Transfer Restrictions Agreement, dated as of August 19, 1999, among PAFC, PACC,
Premcor Inc. (f/k/a Clark Refining Holdings Inc.), Sabine River, Neches River, Blackstone
Capital Partners III Merchant Banking Fund L.P. (“BCP III”), Blackstone Offshore Capital
Partners III L.P. (“BOCP III”), Blackstone Family Investment Partnership III (“BFIP III”),
Winterthur, as the Oil payment Insurers Administrative agent, Bankers Trust Company, as
Collateral Trustee, Deutsche Bank, as Administrative Agent and HSBC Bank USA, as
Capital Markets Trustee (Incorporated by reference to Exhibit 4.05 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

Exhibit Number	Description
4.06	Intercreditor Agreement, dated as of August 19, 1999, among Bankers Trust Company, as collateral Trustee, Deutshe Bank, as Administrative Agent, Winterthur, as Oil Payment
Insurers Administrative Agent and Debt Service Reserve Insurer and HSBC Bank, as
Capital Markets Trustee (Incorporated by reference to Exhibit 4.06 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

10.01	Capital Contribution Agreement, dated as of August 19, 1999, among BCP III, BOCP III,
BFIP III, Premcor Inc. (f/k/a Clark Refining Holdings Inc.), PACC, Sabine River, Neches
River and Bankers Trust Company as Collateral Trustee (Incorporated by reference to
Exhibit 10.01 filed with the Company’s Registration Statement on Form S-4 (Registration
No. 333-92871))

10.02	Capital Contribution Agreement, dated as of August 19, 1999, by and among Occidental
Petroleum Corporation, Premcor Inc. (f/k/a Clark Refining Holdings, Inc.), PACC, Sabine
River, Neches River and Bankers Trust Company as Collateral Trustee (Incorporated by
reference to Exhibit 10.02 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

10.03	Bank Senior Loan Agreement, dated as of August 19, 1999, among PAFC, PACC, Sabine
River, Neches River, Deutsche Bank, as Administrative Agent and the Bank Senior Lenders
named therein (Incorporated by reference to Exhibit 10.03 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

10.04	Secured Working Capital Facility, dated as of August 19, 1999, among PAFC, PACC,
Sabine River, Neches River, Deutsche Bank, as Administrative Agent, and the Bank Senior
Lenders named therein (Incorporated by reference to Exhibit 10.04 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

10.05	Reimbursement Agreement, dated as of August 19, 1999, among PAFC, PACC, Sabine
River, Neches River and Winterthur, as Primary Insurer and Oil Payment Insurers
Administrative Agent (Incorporated by reference to Exhibit 10.05 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

10.06	Engineering, Procurement and Construction Contract, dated as of July 12, 1999, between
PACC and Foster Wheeler USA Corporation (Incorporated by reference to Exhibit 10.06 filed with the Company’s Registration Statement on Form S-4 (Registration
No. 333-92871))

10.07	EPC Contract Parent Guarantee, dated as of July 13, 1999, between PACC and Foster
Wheeler Corporation (Incorporated by reference to Exhibit 10.07 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

10.08	Services and Supply Agreement, dated as of August 19, 1999, between PACC and The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) (Incorporated by
reference to Exhibit 10.08 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

10.09	Product Purchase Agreement, dated as of August 19, 1999, between PACC and The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) (Incorporated by
Reference to Exhibit 10.09 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

10.10	Hydrogen Supply Agreement, dated as of August 1, 1999, between PACC and Air Products and Chemicals, Inc. (Incorporated by Reference to Exhibit 10.10 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))
Exhibit Number	Description
10.11	Coker Complex Ground Lease, dated as of August 19, 1999, between PACC and The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) (Incorporated by
Reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

10.12	Ancillary Equipment Site Lease, dated as of August 19, 1999, between PACC and The
Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) (Incorporated by
Reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

10.13	Assignment and Assumption Agreement, dated as of August 19, 1999, between PACC and
The Premcor Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) (Incorporated by
Reference to Exhibit 10.13 filed with the Company’s Registration Statement on Form S-4
(Registration No. 333-92871))

10.14	Maya Crude Oil Sale Agreement, dated as of March 10, 1998, between The Premcor
Refining Group Inc. (f/k/a Clark Refining & Marketing, Inc.) and P.M.I. Comercio
Internacional, S.A. de C.V. (“PMI”), as amended by the First Amendment and Supplement to the Maya Crude Oil Sales Agreement, dated as of August 19, 1999, and as assigned by
The Premcor Refining Group Inc. to PACC pursuant to the Assignment and Assumption
Agreement, dated as of August 19, 1999 (Incorporated by Reference to Exhibit 10.14 filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-92871))

10.15	First Amendment and Supplement to the Maya Crude Oil Sales Agreement between PMI and PACC, dated as of August 19, 1999 (Incorporated by Reference to Exhibit 10.15 filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-92871))

10.16	Guarantee Agreement, dated as of March 10, 1998, between The Premcor Refining Group
Inc. (f/k/a Clark Refining & Marketing, Inc.) and Petroleos Mexicanos, the Mexican
national oil company, as assigned by The Premcor Refining Group Inc. to PACC as of
August 19, 1999 pursuant to the Assignment and Assumption Agreement, dated as of
August 19, 1999 (Incorporated by Reference to Exhibit 10.16 filed with the Company’s
Registration Statement on Form S-4 (Registration No. 333-92871))

21	Subsidiaries of Sabine River (Incorporated by Reference to Exhibit 21 filed with the Company’s Registration Statement on Form S-4 (Registration No. 333-92871))

24	Power of Attorney (filed herewith)

           (b) Reports on Form 8-K

None

INDEX TO FINANCIAL STATEMENTS

Page
Sabine River Holding Corp. and Subsidiaries
Annual Financial Statements
Independent Auditors’ Report	21
Consolidated Balance Sheets as of December 31, 1999 and 2000	22
Consolidated Statements of Operations cumulative from inception to December 31, 1999 and for the year ended December 31, 2000	23
Consolidated Statements of Cash Flows cumulative from inception to December 31, 1999 and for the year ended December 31, 2000	24
Consolidated Statements of Stockholders’ Equity cumulative from inception to December 31, 1999 and for the year ended December 31, 2000	25
Notes to Consolidated Financial Statements	26

INDEPENDENT ADUDITORS’ REPORT

To the Board of Directors of Sabine River Holding Corp.:

          We have audited the accompanying consolidated balance sheets of Sabine River Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2000 and for the period from May 4, 1999 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on theses financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and Subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and for the period from May 4, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 13, 2001

SABINE RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	Reference Note	December 31,
		1999	2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$ 51	$ 36,384
Receivable from affiliate	12	90	54,974
Inventories	4	—	45,269
Prepaid expenses		845	5,028

Total current assets		986	141,655
PROPERTY, PLANT AND EQUIPMENT	5	378,411	640,857
CASH AND CASH EQUIVALENTS RESTRICTED FOR CAPITAL ADDITIONS		46,657	—
OTHER ASSETS	6	20,575	20,181

		$446,629	$802,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable		$ 28,145	$ 84,681
Accrued expenses and other	8	14,721	22,319
Payable to affiliates	12	497	30,141
Current portion of note payable to affiliate		—	2,105
Accrued taxes other than income		—	1,297

Total current liabilities		43,363	140,543
LONG-TERM DEBT	8	360,000	542,609
DEFERRED INCOME TAXES	13	—	438
NOTE PAYABLE TO AFFILIATE	12	—	4,895
COMMITMENTS AND CONTINGENCIES	14	—	—
COMMON STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 6,818,182 shares issued		68	68
Capital contribution commitments		134,932	134,932
Capital contribution receivable	11	(77,830)	(13,186)

Total paid-in capital		57,102	121,746
Retained deficit		(13,904)	(7,606)

Total common stockholders’ equity		43,266	114,208

		$446,629	$802,693

The accompanying notes are an integral part of these statements.

SABINE RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Reference Note	Cumulative From May 4, 1999 (inception) to December 31, 1999	For the Year Ended December 31, 2000
NET SALES AND OPERATING REVENUES FROM AFFILIATES	12	$ —	$100,319
EXPENSES:
Cost of sales	12	—	(83,587)
Operating expenses		—	(10,153)
General and administrative expenses		(3,149)	(1,180)

		(3,149)	(94,920)

OPERATING INCOME (LOSS)		(3,149)	5,399
Interest expense and finance income, net	8	(10,755)	(3,200)
Income tax benefit	13	—	4,099

NET INCOME (LOSS)		$(13,904)	$ 6,298

The accompanying notes are an integral part of these statements.

SABINE RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Cumulative From May 4, 1999 (inception) to December 31, 1999	For the Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (13,904)	$ 6,298
Amortization of deferred costs	534	2,671
Deferred income taxes	—	438
CASH PROVIDED BY (USED IN) WORKING CAPITAL
Prepaid expenses	(845)	(4,183)
Inventories	—	(45,269)
Accounts payable, accrued expenses, taxes other than income, and net affiliate activity	43,274	42,296

Net cash provided by operating activities	29,059	2,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(380,586)	(262,446)
Cash and cash equivalents restricted for investment in capital additions	(46,657)	46,657

Net cash used in investing activities	(427,243)	(215,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	360,000	182,609
Proceeds from equity contributions	57,170	64,644
Deferred financing costs	(18,935)	(2,277)
Proceeds from affiliate note payable	—	4,895

Net cash provided by financing activities	398,235	249,871

NET INCREASE IN CASH	51	36,333
CASH AND CASH EQUIVALENTS, beginning of period	—	51

CASH AND CASH EQUIVALENTS, end of period	$ 51	$ 36,384

The accompanying notes are an integral part of these statements.

SABINE RIVER HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Total
Balance May 4, 1999	$—	$ —	$ —	$ —
Equity contribution	68	57,102	—	57,170
Net loss	—	—	(13,904)	(13,904)

Balance December 31, 1999	68	57,102	(13,904)	43,266
Equity contribution	—	64,644	—	64,644
Net income	—	—	6,298	6,298

Balance December 31, 2000	$ 68	$121,746	$ (7,606)	$114,208

The accompanying notes are an integral part of these statements.

SABINE RIVER HOLDING CORP. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the period ended from inception to December 31, 1999 and for the year ended December 2000
(Tabular amounts in millions of U.S. dollars)

1. Nature of Business

          Sabine River Holding Corp., a Delaware corporation (individually, “Sabine River” and collectively with its subsidiaries, the “Company”) was incorporated in May of 1999 and capitalized in August of 1999. Sabine River is the 1% general partner of Port Arthur Coker Company L.P., a Delaware limited partnership (“PACC”), and the 100% owner of Neches River Holding Corp., a Delaware corporation (“Neches River”), which is the 99% limited partner of PACC. PACC is the 100% owner of Port Arthur Finance Corp. (“Port Arthur Finance”). Sabine River is owned 90% by Premcor Inc., formerly Clark Refining Holdings Inc., and is owned 10% by Occidental Petroleum Corporation (“Occidental”). Premcor Inc. is principally owned by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates (“Blackstone”) with a current voting interest of 79.1% and by Occidental with an 18.1% current voting interest. The Company is an affiliate of The Premcor Refining Group Inc., formerly Clark Refining & Marketing, Inc. (the “Refining Group”) since Premcor Inc. owns 100% of the capital stock of Premcor USA Inc. formerly Clark USA Inc. (“Premcor USA”), which in turn owns 100% of the capital stock of the Refining Group.

          The financial statements of the Company include the operations of PACC, which is the principal operating subsidiary of the Company. PACC along with the Refining Group recently began operation of a heavy oil upgrade project at the Refining Group’s Port Arthur, Texas refinery. PACC’s portion of the project included the construction of heavy oil processing facility consisting of a new 80,000 barrel per stream day delayed coking unit, a 35,000 barrel per stream day hydrocracker, a 417 long tons per day sulfur complex and related assets (the “Coker Project”). The Refining Group’s portion of the project included upgrades to existing units and infrastructure, including improvements made to its crude oil distillation unit. In addition, the consolidated financial statements of the Company include Port Arthur Finance Corp. (“Port Arthur Finance”), a wholly owned subsidiary of PACC, and Neches River, a wholly-owned subsidiary of Sabine River. In order to fund the Coker Project, in August 1999, Port Arthur Finance issued $255 million in 12.5% senior secured notes, entered into a $325 million secured construction and term loan facility and obtained a $75 million secured working capital facility, then subsequently remitted the proceeds to PACC. Port Arthur Finance, a Delaware holding company, was formed on May 4, 1999. Port Arthur Finance’s organizational documents allow it only to engage in activities related to issuing notes and borrowing under bank credit facilities in connection with the initial financing of PACC, and remitting the proceeds thereof to PACC. In issuing the notes and borrowing under the bank credit facilities, Port Arthur Finance is acting as an agent for PACC. As stand alone entities, both Sabine River’s and Neches River’s functions consist only as guarantors of the notes and bank loans issued by Port Arthur Finance. Sabine River and Neches River, as stand-alone entities, have no material assets, no liabilities, and no operations.

          In March 1998, the Refining Group entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V. (“PMI”), an affiliate of Petroleos Mexicanos, the Mexican state oil company. The contract provided the Refining Group with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project includes the construction of additional coking and hydrocracking capability and the expansion of crude unit capacity to approximately 250,000 barrels per day. The oil supply agreement with PMI and the construction work-in-progress related to the new processing units were sold at fair market value to PACC in the third quarter of 1999. In connection with the project, the Refining Group leased certain existing processing units to PACC on fair market terms and, pursuant to this lease, was obligated to make certain modifications, infrastructure improvements and incur certain development costs during 1999 and 2000 at an estimated cost of $135 million. To secure this commitment, the Refining Group posted a letter of credit in the amount of $97 million at the closing. As of December 31, 2000, the Refining Group had expended $134.3 million towards this commitment and the modifications, improvements and other work was essentially complete. The letter of credit securing the commitment had been reduced to $21.3 million at December 31, 2000. In addition, PACC entered into agreements with the Refining Group pursuant to which the Refining Group is providing certain operating, maintenance and other services and is purchasing the output from the new coking and hydrocracking equipment for further processing into finished products. PACC also entered into agreements under which it is processing certain hydrocarbon streams owned by the Refining Group. See Note 12. “Related Party Transactions.”

2. Summary of Significant Accounting Policies

Development Stage Status

          The Company was in the development stage at December 31, 1999; during the year ended December 31, 2000, the Company completed its development activities and commenced its planned operations.

Principles of Consolidation

          The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiary Neches River, and, through Neches River’s 99% and the Company’s 1% ownership of PACC, 100% of Port Arthur Finance and PACC.

          All significant intercompany transactions have been eliminated from the consolidated financial statements.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

          The Company considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents as of December 31, 2000 approximated fair value.

Revenue Recognition

          Revenue from sales of products is recognized upon transfer of title, based upon the terms of delivery.

Cash and Cash Equivalents Restricted for Capital Additions

          Pursuant to the notes issued by Port Arthur Finance on behalf of the Company, all proceeds from the notes are restricted for use in the construction of new operating units.

Inventories

          Inventories are stated at the lower of cost or market. Cost is determined under the first-in, first-out (“FIFO”) method for hydrocarbon inventories including crude oil, refined products, and blendstocks.

Property, Plant, and Equipment

          Property, plant, and equipment additions are recorded at cost. Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets or group of assets. The Company begins depreciation of its assets in the first full month following the month in which the design capacity of the asset is reached. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings. The useful lives of the plant and equipment used for depreciation are as follows:

Process units, buildings, and oil storage & movement	25 to 30 years
Office equipment and furniture	10 years
Computer and computer equipment	3 to 5 years
Autos	3 years

          Expenditures for maintenance and repairs are expensed as incurred. Expenditures for major replacements and additions are capitalized. Gains and losses on assets depreciated on an individual basis are reflected in current operating income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

          The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Environmental Costs

          Environmental liabilities are recorded when environmental assessments and/or remedial efforts are probable and can be reasonably estimated.

          Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Costs that improve a property as compared with the condition of the property when originally constructed or acquired and costs that prevent future environmental contamination are capitalized. Costs that return a property to its condition at the time of acquisition or original construction are expensed.

          Income Taxes

          Sabine River and Neches River are included in the consolidated U.S. federal income tax return filed by Premcor Inc. Sabine River and Neches River compute their provisions on a separate company basis with adjustments necessary to reflect the effect of consolidated tax return allocations and limitations. Deferred taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. Sabine River and Neches River record a valuation allowance when necessary to reduce the net deferred tax asset to an amount expected to be realized.

          PACC is classified as a partnership for U.S. federal income tax purposes and, accordingly, does not pay federal income tax. PACC files a U.S. partnership return of income and its taxable income or loss flows through to its partners who report and are taxed on their distributive shares of such taxable income or loss. Accordingly, no federal income taxes have been provided by PACC.

          Port Arthur Finance files a separate U.S. federal income tax return and computes its provision on a separate company basis. Deferred taxes are classified as current or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

Fair Value of Financial Instruments

          Cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these items.

New Accounting Standards

          In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities— Deferral of the Effective Date of FASB Statement No. 133” which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities” which amended various provisions of SFAS No. 133. SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. Effective January 1, 2001, the Company adopted SFAS No. 133. As a result of this adoption, the Company will record in the first quarter of 2001 an adjustment for the cumulative effect of this change in accounting, which is a pre-tax charge to net income of $0.7 million to record the fair value of its interest rate cap.

3. Financial Instruments

Short-term Investments

          Short-term investments consist of investments, including United States government security funds, maturing between three and twelve months from date of purchase. The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent. The Company’s short-term investments are all considered Available-for-Sale and are carried at fair value. Realized gains and losses are presented in “Interest expense and finance income, net” and are computed using the specific identification method. As of December 31, 2000, the Company had no short-term investments.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. The Company generated a significant portion of the revenues for 2000 through transactions with the Refining Group. Credit risk on trade receivables is minimized as a result of the credit quality of the Company’s customer base and industry collateralization practices. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral as appropriate. Trade receivable credit losses for the year ended December 31, 2000 were not material.

          The Company does not believe that it has a significant credit risk with counterparties meeting established collateral and credit criteria.

4. Inventories

          The carrying value of inventories consisted of the following:

	December 31,
	1999	2000
Crude oil	$—	$44.6
Refined products and blendstocks	—	0.7

	$—	$45.3

          As of December 31, 2000, the market value of crude oil, refined products, and blendstocks inventories approximated carrying value.

5. Property, Plant and Equipment

          All additions are recorded at cost and are currently included in construction in progress since the Coker Project is under construction.

6. Other Assets

          Other assets consisted of the following :

	December 31,
	1999	2000
Deferred financing costs	$18.4	$18.0
Environmental permits	1.4	1.4
PMI long term crude oil supply agreement	0.8	0.8

	$20.6	$20.2

          During 2000, the Company incurred deferred financing costs of $2.3 million (1999—$18.9 million) associated with the issuance of the $325.0 million secured construction and term loan facility and the interest rate cap related to the secured construction and term loan facility. Amortization of deferred financing costs for the year ended December 31, 2000 was $2.7 million (1999—$0.5 million) and is included in “Interest expense and finance income, net.”

          PACC purchased the PMI crude supply agreement and environmental permits from the Refining Group in 1999 for $0.8 million and $1.4 million, respectively. The Company will amortize the costs of the crude supply agreement and the environmental permits over the life of the agreements once the Coker Project is operational.

7. Working Capital Facility

          In 1999, Port Arthur Finance entered into a $75 million working capital facility that was reduced to $35 million in the first quarter of 2000. The working capital facility is primarily for the issuance of letters of credit for the future purchases of crude oil other than Maya crude oil to be received under the long-term crude oil supply agreement with PMI. As of December 31, 2000, $29.3 million of the line of credit was utilized for letters of credit. The $40 million reduction was replaced by an insurance policy under which an affiliate of American International Group agreed to insure PMI against PACC’s default under the long-term crude oil supply agreement up to a maximum liability of $40 million.

          In order to provide security to PMI for PACC’s obligation to pay for shipments of Maya crude oil under the long term crude oil supply agreement, PACC obtained from Winterthur an oil payment guaranty insurance policy for the benefit of PMI. This oil payment guaranty insurance policy is in the amount of $150 million and will be a source of payment to PMI if PACC fails to pay PMI for one or more shipments of Maya crude oil. Under the senior debt documents, any payments by Winterthur on this policy are required to be reimbursed by PACC. This reimbursement obligation to Winterthur has a priority claim on all of the collateral for the senior debt equal to the note holders and holders of PACC’s other senior debt, except in specified circumstances in which it has a senior claim to these parties.

          Under the senior debt documents, PACC is also required to establish a debt service reserve account at the time the Coker Project achieves substantial reliability in an amount equal to the next semiannual payment of principal and interest coming due from time to time. Substantial reliability is a term in the construction contract and the financing documents that is used to indicate when Foster Wheeler has demonstrated that the Coker Project is sufficiently complete and can reliably generate expected operating margins. In lieu of depositing funds into this reserve account at substantial reliability, PACC arranged for Winterthur to provide a separate debt service reserve insurance policy in the maximum amount of $60 million for a period of approximately five years from substantial reliability of the Coker Project. Payments will be made under this policy to pay debt service to the extent that PACC does not have sufficient funds available to make a debt service payment on any scheduled semiannual payment date during the term of the policy.

           The term of the policy commences at substantial reliability of the Coker Project and ends on the tenth semiannual payment date after substantial reliability, unless it terminates early because the debt service reserve account is funded to the required amount. The maximum liability of Winterthur under its policy is reduced as PACC makes deposits into the debt service reserve account. On the sixth semiannual payment date after substantial reliability, and on each of the next four semiannual payment dates, PACC is required to deposit, out of available funds for that purpose, $12 million into the debt service reserve account. In addition, until the debt service reserve account contains the required amount, PACC is required to make deposits into the debt service reserve account equal to all of PACC’s excess cash flow that remains after PACC applies 75% of excess cash flow to prepay senior debt. Once the debt service reserve account contains the required amount, the Winterthur policy will terminate.

8. Long-Term Debt

	December 31,
	1999	2000
12 1 /2% Senior Secured Notes due January 15, 2009 (“12 1 /2% Senior Notes”)	$255.0	$255.0
Secured Construction and Term Loan Facility	105.0	287.6

	$360.0	$542.6

The estimated fair value of long-term debt as of December 31, 2000 was $530.0 million, determined using quoted market prices for these issues.

          The 12 1 /2% Senior Notes were issued by Port Arthur Finance in August 1999 on behalf of the Company at par and are secured by substantially all of the assets of the Company.

          The notes are redeemable at the Company’s option at any time at a redemption price equal to 100% of principal plus accrued and unpaid interest plus a make-whole premium which is based on the rates of treasury securities with average lives comparable to the average life of the remaining scheduled payments plus 75 basis points.

          In August 1999 Port Arthur Finance entered into a $325 million secured construction and term loan facility to be provided by commercial banks and institutional lenders. The construction and term loan is split into a Tranche A of $225 million with a term of 7.5 years and a Tranche B of $100 million with a term of 8 years. Under specified circumstances, the aggregate amount of the construction and term loan facility may be reallocated between the tranches with the Company’s consent, which may not be unreasonably withheld. During 2000, $182.6 million was drawn under the secured construction and term loan facility (1999—$105.0 million). As of December 31, 2000, there was a total of $106.5 million allocated to Tranche A and $181.1 million allocated to Tranche B.

          Under the Common Security Agreement (“CSA”), which contains common covenants, representations, defaults and other terms with respect to the 12.5% senior secured notes due 2009, Port Arthur Finance’s other debt and the guarantees thereof by PACC, Sabine River, and Neches River, PACC is subject to restrictions on the making of distributions to Sabine River and Neches River until, among other things, the final completion of the Coker Project has occurred. PACC may, however, make up to $100,000 in distributions to Sabine River and Neches River each year to permit them to pay directors’ fees, accounting expenses, and other administrative expenses. The CSA contains provisions that require the Company to fund certain restricted cash accounts to be used for future capital expenditures, tax payments, major maintenance, and debt repayments.

          As required under the PACC indentures, the Company entered into a transaction in April 2000 that capped LIBOR at 7 1 /2% for a portion of the principal outstanding of the Company’s floating rate secured construction and term loan.

           The interest rates on the secured construction and term loan are based on LIBOR plus 4.75% for Tranche A and on LIBOR plus 5.25% for Tranche B. The cap is for a term from April 2000 through January 2004.

          The scheduled maturities of long-term debt during the next five years are (in millions): 2001—$0; 2002—$20.0; 2003—$32.0; 2004—$47.4; 2005—$66.0; 2005 and thereafter—$377.2.

Interest expense and finance costs, net

	December 31,
	1999	2000
Interest expense	$ 15.6	$ 56.1
Finance costs	10.7	4.0
Interest and finance income	(1.7)	(0.8)

	$ 24.6	$ 59.3
Capitalized interest	(13.8)	(56.1)

Interest expense and finance costs, net	$ 10.8	$ 3.2

          Cash paid for interest expense in 2000 was $49.0 million (1999—$0.9 million) and includes a $0.6 million (1999—$0.9 million) payment related to bank fees as part of the term loan facility and the working capital facility. Accrued interest payable as of December 31, 2000 of $21.8 million (December 31, 1999—$14.7 million) was included in “Accrued expenses and other.”

9. PACC Condensed Consolidated Financial Information

          Separate financial information is not presented for either Port Arthur Finance or Neches River because neither Port Arthur Finance nor Neches River has independent operations. PACC condensed consolidated financial information consisted of the following:

Consolidated statement of operations:

	Cumulative From May 4, 1999 (inception) to December 31, 1999	For the Year Ended December 31, 2000
Revenues	$ —	$100.3
Cost of goods sold	—	(83.6)
Operating expenses	—	(10.2)
General and administrative	(3.1)	(1.1)

	(3.1)	5.4
Interest expense and finance income, net	(10.8)	(3.2)

Net loss	$(13.9)	$ (2.2)

Consolidated balance sheet information:

	December 31,
	1999	2000
Total current assets	$ 0.9	$137.1
Construction in progress	378.4	640.8
Total assets	446.6	798.1
Total current liabilities	43.4	140.5
Long term debt	360.0	542.6
Partners’ capital contributed	57.1	121.8
Retained deficit	13.9	11.7
Total liabilities and partners’ capital	446.6	798.1

10. Lease Commitments

          Under the Ancillary Equipment Lease, PACC will pay a lease fee to the Refining Group for use of 100% of the crude/vacuum unit, and distillate and naphtha hydrotreaters. PACC will also pay operating fees for all units, which include fees for turnaround and sustaining capital accrual, fuel and fixed operating costs. As of December 31, 2000, future minimum lease payments under non-cancelable operating leases were as follows (in millions): 2001—$33.2; 2002—$33.2; 2003—$33.2; 2004—$33.2; 2005—$33.2; and $830.0 in the aggregate thereafter.

11. Capital Contribution Receivable

          In August 1999, Blackstone and Occidental signed capital contribution agreements totaling $135.0 million. Blackstone agreed to contribute $121.5 million, and Occidental agreed to contribute $13.5 million. As of December 31, 2000, Blackstone and Occidental contributed $109.6 million and $12.2 million, respectively, of their commitments. The remaining $13.2 million is recorded as a contribution receivable.

12. Related Party Transactions

          Related party transactions that are not discussed elsewhere in the footnotes are discussed below:

The Premcor Refining Group Inc.

          As part of the heavy oil upgrade project, PACC entered into agreements with the Refining Group pursuant to which the Refining Group provides certain operating, maintenance and other services and the Refining Group purchases the output from PACC’s processing of the Maya crude oil and other feedstocks available to it under the PMI crude oil agreement. PACC pays compensation fees under these agreements at fair market value that is expected to be in the aggregate favorable to PACC. As a result of these agreements, PACC has become a significant supplier of partially refined products representing approximately 200,000 barrels per day of feedstocks for the Refining Group’s Port Arthur refinery. A summary of these agreements is as follows:

Services and Supply Agreement

          Pursuant to this agreement, the Refining Group provides PACC a number of services and supplies needed for operation of their new and leased units. The Refining Group is required to provide all such services and supplies in accordance with specified standards, including prudent industry practices. These services and supplies include the following:

•	Operating the Refining Group’s process units that are leased to PACC;

•
Operating and maintaining the other portions of the Port Arthur refinery owned by the Refining Group in a manner that ensures its ongoing ability to perform its obligations to PACC and that is consistent with specified standards and the efficient operation of PACC’s new and leased units;

•	Performing routine, preventative and major maintenance for PACC’s new and leased units;

•	Supervising and training PACC’s employees;

•	Managing the processing of PACC’s feedstocks through the new and leased units;

•	Managing crude oil purchases on behalf of PACC and the transportation of such oil to the Port Arthur refinery;

•	Procuring and managing supply contracts on PACC’s behalf for the portion of light crude oil that is necessary for processing heavy crude oil by PACC;

•	Procuring an alternative supply of crude oil should Maya no longer be available to PACC pursuant to their long term crude oil supply agreement with PMI;

•
Coordinating the scheduling and performance of all maintenance turnarounds of processing units at the Port Arthur refinery, including turnarounds of units comprising PACC’s new and leased units, in accordance with industry standards and in a manner that, when possible, minimizes operational disruptions to, and economic impact on, when possible, both PACC and the Company;

•	Providing utilities and other support services; and

•
Providing or arranging for all feedstocks (other than crude oil), catalysts, chemicals and other materials necessary for the operation of PACC’s new and leased units and a number of other services including contract management services, procurement services, personnel management services, security services and emergency response services.

          Under the services and supply agreement, the Refining Group also has a right of first refusal, which it may exercise each quarter, to require PACC to process crude oil in an amount equal to the portion, if any, of the processing capacity of PACC’s new and leased units that exceeds the amount needed to process the Maya available to PACC under its crude oil supply agreement with PMI or an equivalent amount available to PACC under an alternative supply arrangement. The Refining Group pays a processing fee for each quarter that it exercises this right of first refusal. The Refining Group expects the portion available to it pursuant to this right to be approximately 20% of the processing capacity of PACC’s new and leased units. Amounts due and receivable under this agreement may be offset against each other, but not against amounts otherwise due and receivable from PACC. As of December 31, 2000, PACC had an outstanding receivable from the Refining Group of $16.6 million and a payable to the Refining Group of $17.3 million under the services and supply agreement. In conjunction with the services and supply agreement, PACC incurred $6.2 million in cost of sales related to purchases of crude, pipeline tariff expenses and hydrogen purchased from the Refining Group in 2000.

          As of December 31, 2000, PACC had a total affiliate note payable of $7.0 million outstanding to the Refining Group of which $4.9 million was long term. The note payable related to the construction management services provided by the Refining Group under the Services and Supply Agreement. This note will be paid by PACC over a 3 year period following startup of the upgrade project. The note bears interest at a rate of 10% with the first annual payment due on January 3, 2002.

        Product Purchase Agreement

          Pursuant to the product purchase agreement, the Refining Group is obligated to accept and pay for all final and intermediate products of PACC’s new and leased units that are tendered for delivery, subject to the Company’s right as PACC’s sole customer to request that PACC’s new and leased units produce a certain mix of products. This right, however, is subject to specified limitations that are designed to ensure that PACC utilizes the entire amount of Maya Crude oil available to it under its long term crude oil supply agreement or an equivalent amount from an alternative supplier and that the operations of the Port Arthur refinery are optimized in a manner that is mutually beneficial to PACC and the Refining Group and that does not benefit the Refining Group at PACC’s expense. Amounts due and receivable under this agreement may not be offset with amounts otherwise due and receivable from PACC.

          PACC’s new and leased units will produce a variety of products, some of which are readily saleable on the open market, including finished refined products such as petroleum coke, sulfur, kerosene, or other finished refined products, and some of which are intermediate refined products, including products such as gas oils, unfinished naphthas, unfinished jet fuel and other intermediate refined products. The Refining Group will be purchasing these products from PACC for immediate resale, in the case of finished refined products, or for further processing into higher-valued products in the case of intermediate refined products. The Refining Group may sell excess intermediate refined products if the supply of these products exceeds its needs because of refinery unit shutdowns or temporary reduced capacity.

          The product purchase agreement includes pricing formulas for each of the 42 products expected to be produced by PACC’s new and leased units. These formulas are intended to reflect fair market pricing of these products and will be used to determine the amounts payable to PACC by the Refining Group. Many of the intermediate refined products do not have a widely quoted market price. As a result, formulas for these products are based on widely quoted product prices of other refined products from sources such as Platt’s Oilgram Price Report, Oil Pricing Information Service or Dynergy or is calculated based on the weighted average of delivered cost of natural gas delivered to the Company. To the extent, however, that any of PACC’s products are purchased by the Refining Group and immediately resold to a non-affiliated third party, the price payable to PACC by the Refining Group for such product will be the purchase price received by the Refining Group from such third party, whether higher or lower than the formula price, less a specified marketing fee. While market prices for these commodities fluctuate throughout each day and the pricing formulas are based on average daily prices, the Refining Group expects that the price paid by any third party purchaser of these products would be substantially the same as that paid by the Refining Group in the same circumstances. An independent engineer has reviewed these formulas and found that the pricing reflects arms-length mechanisms and market-based prices and contain fair market terms. The marketing fee is intended to be consistent with a fair market fee that would be charged by an unaffiliated third party. The cost of marketing these products outside of this product purchase agreement would be incurred whether PACC sold the products directly or paid the Refining Group or another third party to do so on its behalf. The Refining Group’s failure to perform under the product purchase agreement would give PACC a cause of action for resulting damages to PACC. As of December 31, 2000, PACC had an outstanding receivable from the Refining Group of $33.8 million and no payable to affiliate under the product purchase agreement. In conjunction with the product purchase agreement, PACC generated $99.8 million of revenues from sales of intermediate products to the Refining Group in 2000.

Facility and Site Lease

          PACC is leasing the Refining Group’s crude unit, vacuum tower and one naphtha and two distillate hydrotreaters and the site on which they are located at the Port Arthur refinery pursuant to this facility and site lease for fair market value. Pursuant to this facility and site lease, the Refining Group has also granted PACC an easement across the remainder of the Port Arthur refinery property owned by it, a portion of the Company’s dock adjacent to the Port Arthur refinery and specified pipelines and crude oil handling facilities needed to transport crude oil from docking facilities in Nederland, Texas, to the Port Arthur refinery. After start-up of the heavy oil upgrade project, PACC will make quarterly rent payments to the Refining Group of approximately $8 million, which amount will be adjusted over time for inflation. This lease has an initial term of 30 years, which may be renewed at PACC’s option for five additional renewal terms of five years each. Amounts due and receivable under this agreement may not be offset against amounts otherwise due and receivable from PACC. As of December 31, 2000, PACC had an outstanding payable of $12.8 million to the Refining Group under the ancillary equipment lease agreement. In conjunction with ancillary equipment lease agreement, PACC incurred $2.8 million of lease operating expenses in 2000.

Ground Lease

          Under this lease, the Refining Group is leasing sites to PACC within the Port Arthur refinery on which their new processing units are located. The initial term of the ground lease is 30 years and it may be renewed for five additional five-year terms. This lease was fully prepaid by PACC in advance for $25,000, which approximated fair market value.

Premcor Inc.

As per the tax sharing agreement, the Company had a receivable from Premcor Inc. of $4.5 million as of December 31, 2000. See Note 13. “Income Taxes” for a discussion of the tax sharing agreement.

13. Income Taxes

          The Company provides for deferred taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

          The income tax provision (benefit) is summarized as follows:

	1999	2000
Income (loss) from continuing operations before income
taxes	$(13.9)	$ 2.2

Income tax provision (benefit):
Current provision (benefit)—Federal	$ —	$(4.5)
—State	—	—

	—	(4.5)

Deferred provision (benefit)—Federal	—	0.4
—State	—	—

	—	0.4

Income tax provision (benefit)	$ —	$(4.1)

          A reconciliation between the income tax provision (benefit) computed on pretax income at the statutory federal rate and the actual provision (benefit) for income taxes is as follows:

	1999	2000
Federal taxes computed at 35%	$(4.9)	$ 0.8
Valuation allowance	4.9	(4.9)

Income tax provision (benefit)	$ —	$(4.1)

          The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets:

	December 31,
	1999	2000
Deferred tax liabilities:
Property, plant and equipment	$—	$ 5.6
Start-up costs	0.2	0.7

	$ 0.2	$ 6.3

Deferred tax assets:
Alternative minimum tax credit	$—	$ 1.2
Tax loss carryforwards	0.7	0.7
Organizational costs	1.0	0.8
Working capital costs	3.4	3.2

	5.1	5.9

Valuation allowance	(4.9)	—

Net deferred tax asset (liability)	$—	$(0.4)

          As of December 31, 2000, the Company has made net cumulative payments of $1.2 million under the federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 2000, the Company had a federal net operating loss carryforward of $2.0 million. Such operating losses have carryover periods of 20 years and are available to reduce future tax liabilities through the year ending December 31, 2020. The net operating loss carryover periods will begin to terminate with the year ending December 31, 2019.

           The valuation allowance as of December 31, 2000 was zero (1999—$4.9 million). In calculating the decrease in the valuation allowance, the Company assumed as future taxable income future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and available tax planning strategies.

          The Company provides for its portion of consolidated refunds and liability under its tax sharing agreement with Premcor Inc. During 2000, the Company made no net state cash payments and received no net state cash refunds.

14. Commitments and Contingencies

          PACC, Sabine River, and Neches River have unconditionally, jointly and severally guaranteed to each note holder:

•	the due and punctual payment of principal and interest on the notes;

•	the performance by Port Arthur Finance of its obligations under the indenture and other financing documents; and

•	that its guarantor obligations will be as if it were principal debtor and obligor and not merely a surety.

          In July 1999, PACC entered into a contract for the engineering, procurement and construction of PACC’s Coker Project with Foster Wheeler USA. Under this construction contract, Foster Wheeler USA will continue to engineer, design, procure equipment for, construct, test, and oversee start-up of the Coker Project and integrate the Coker Project with the Port Arthur refinery of the Refining Group. Under the construction contract, PACC will pay Foster Wheeler USA a fixed price of approximately $544 million of which $157.1 million was credited to PACC for amounts the Refining Group had already paid Foster Wheeler USA for work performed on the Coker Project prior to August 1999. PACC purchased this work in progress from the Refining Group when the financings were consummated in August 1999. PACC and Foster Wheeler USA have the ability to initiate changes to work under the contract that may affect the final total price paid. The project’s independent engineer must approve changes in excess of $0.5 million individually or $5.0 million in the aggregate. The contract has provisions whereby Foster Wheeler USA will pay PACC up to $145 million in damages for delays in achieving mechanical completion or guaranteed reliability, based on a defined formula. PACC can terminate the contract with Foster Wheeler USA at any time upon written notice, at which time it will be obligated to pay actual project costs to the date of termination and other costs related to demobilizing, canceling subcontractors, or withdrawing from the project site. Foster Wheeler USA cannot terminate the contract unless PACC defaults on required payments under the contract.

          In February 2000, the United States Environmental Protection Agency (“USEPA”) published the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 parts per million (“ppm”) during any calendar year starting January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in the new low sulfur gasoline. In addition, in December 2000, the EPA issued its Tier 2 distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 ppm to 15 ppm, beginning June 1, 2006. Two lawsuits by refining industry groups have been filed which may delay implementation of the diesel rule beyond 2006. The USEPA has also announced plans to review the sulfur content of diesel fuel sold to “off-road” consumers, with proposed regulations to be issued in the fourth quarter of 2001. Compliance with the new Tier 2 specifications for the reduction of sulfur in both gasoline and distillates is expected to cost the refining industry over $8 billion. The Company has determined that modifications to its processing units may be required as a result of the Tier 2 standards. Based on preliminary estimates, the Company believes that compliance with the new Tier 2 gasoline specifications may require approximately $20 million to $25 million in capital expenditures during the next five years for the Company’s processing units. The Company is currently reviewing the new Tier 2 distillate standard and potential “off-road” diesel standard, but cannot estimate the cost of compliance with these standards at this time.

           The Clean Air Act requires the USEPA to review national ambient air quality standards for certain pollutants every five years. In July 1997, after such a review, the USEPA adopted more stringent national standards for ground level ozone (smog) and particulate matter (soot). These standards, which have not yet been implemented, are likely to increase significantly the number of non-attainment areas and thus require additional pollution control efforts. It is too early to determine what impact, if any, these standards could have on the Company.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SABINE RIVER HOLDING CORP .
(Registrant)

/S / WILLIAM C. RUSNACK
By:
William C. Rusnack
Chief Executive Officer and President

March 29, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

Signature	Capacity

/S / WILLIAM C. RUSNACK William C. Rusnack	Director, Chief Executive Officer and President

/S / DENNIS R. EICHHOLZ Dennis R. Eichholz	Controller (Principal Accounting Officer)

* Stephen I. Chazen	Director

* David I. Foley	Director

* Robert L. Friedman	Director

* William E. Haynes	Director

*By: /S / JEFFRY N. QUINN
As Attorney-in-fact

ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM C. RUSNACK AND JEFFRY N. QUINN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.