Form 10-Q
period 2001-03-31
SABINE RIVER HOLDING CORP
filed 2001-05-15
CIK 1100670

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

          ----
           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---- SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2001

                                      OR

          ----
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----
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

   Number of shares of registrant's common stock, $.01 par value, outstanding as of May 10, 2001: 6,818,182
INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of Sabine River Holding Corp.:

We have reviewed the accompanying consolidated balance sheet of Sabine River Holding Corp. and subsidiaries (the “Company”) as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended; and in our report dated February 13, 2001, we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

St. Louis, Missouri
May 10, 2001

                 SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                             Reference   December 31,  March 31,
                                               Note       2000          2001
                                             ---------  ---------    ----------
                                                                    (unaudited)

CURRENT ASSETS
   Cash and cash equivalents                              $ 36.4      $ 81.9
   Receivable from affiliate                     9          55.0        59.9
   Inventories                                   2          45.3        70.6
   Prepaid expenses                                          5.0         9.9
                                                        ---------   ----------
                                                           141.7       222.3

PROPERTY, PLANT AND EQUIPMENT, NET               3         640.8       638.3
OTHER ASSETS                                     4          20.2        19.4
                                                        ---------   ----------
                                                         $ 802.7     $ 880.0
                                                        =========   ==========

CURRENT LIABILITIES
   Accounts payable                                       $ 84.7     $ 146.3
   Payable to affiliates                         9          30.1        10.2
   Accrued expenses and other                    6          22.3        14.1
   Current portion of notes payable to affilate  9           2.1         2.8
   Accrued taxes other than income                           1.4         2.3
                                                        ---------  ----------
                                                           140.6       175.7

LONG-TERM DEBT                                             542.6       542.6
DEFERRED INCOME TAXES                                        0.4         9.8
NOTE PAYABLE TO AFFILIATE                        9           4.9         4.4
COMMITMENTS AND CONTINGENCIES                   10            --         --

COMMON STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 6,818,182 shares issued        0.1         0.1

Capital contribution commitments                           134.9       134.9
Capital contribution receivable                  5         (13.2)      (13.2)
                                                        ---------  ----------
Total paid-in capital                                      121.7       121.7

Retained earnings (deficit)                                 (7.6)       25.7
                                                        ---------  ----------
Total common stockholders' equity                          114.2       147.5
                                                        ---------  ----------
                                                         $ 802.7     $ 880.0
                                                        ========= ==========

  The accompanying notes are an integral part of these financial statements.

                SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATONS
                        (unaudited, dollars in millions)

                                                         For the Three Months
                                                            Ended March 31,
                                               Reference  ------------------
                                                  Note       2000     2001
                                               ---------  --------- --------

NET SALES AND OPERATING REVENUES FROM AFFILIATES  9          $ -   $ 507.6

EXPENSES:
    Cost of sales                                 9            -     383.2
    Operating expenses                            9          0.9      49.1
    General and administrative expenses                      0.1       1.0
    Depreciation                                               -       4.7
    Inventory write-down to market                             -       2.8
                                                        --------- ---------
                                                             1.0     440.8
                                                        --------- ---------

OPERATING INCOME (LOSS)                                     (1.0)     66.8

Interest expense and finance income, net          6          0.1      15.5
                                                        --------- ---------

OPERATING INCOME (LOSS) BEFORE INCOME TAXES                 (1.1)     51.3

    Income tax provision                          7            -     (18.0)
                                                        --------- ---------

NET EARNINGS (LOSS)                                       $ (1.1)   $ 33.3
                                                        ========= =========

  The accompanying notes are an integral part of these financial statements.

                 SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                           For the Three Months
                                                             Ended March 31,
                                                           --------------------
                                                              2000      2001
                                                           ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                         $ (1.1)    $ 33.3

Adjustments:
 Depreciation                                                     -        4.7
 Amortization of deferred costs                                 0.5        0.8
 Deferred income taxes                                            -        9.3
 Inventory write-down to market                                   -        2.8
 Other, net                                                       -       (0.5)

Cash provided by (reinvested in) working capital -
 Accounts receivable, prepaid expenses and other               (1.3)      (4.9)
 Inventories                                                      -      (28.1)
 Accounts payable, accrued expenses, taxes other than
    income, and net affiliate activity                         (5.5)      30.3
                                                            ---------  ---------
   Net cash provided by (used in) operating activities         (7.4)      47.7
                                                            ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment               (76.3)      (2.2)
 Cash and cash equivalents restricted for investment
  in capital additions                                         28.3          -
                                                            ---------  ---------
    Net cash used in investing activities                     (48.0)      (2.2)
                                                            ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                      40.9          -
 Proceeds from equity contributions                            14.9          -
 Deferred financing costs                                      (0.4)         -
                                                            ---------  ---------
    Net cash provided by financing activities                  55.4          -
                                                            ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         -       45.5
CASH AND CASH EQUIVALENTS, beginning of period                  0.1       36.4
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, end of period                      $ 0.1     $ 81.9
                                                            =========  =========

  The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1 FINANCIAL STATEMENTS (continued)

Sabine River Holding Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001
(tabular dollar amounts in millions of U.S. dollars)

1. Basis of Preparation and New Accounting Standard

        The consolidated interim financial statements of Sabine River Holding Corp. and subsidiaries (the "Company") have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No. 133. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the financial position or results of operations of the Company.

2. Inventories

        The carrying value of inventories consisted of the following:

                                                  December 31,  March 31,
                                                      2000        2001
                                                  ------------  ---------
        Crude oil ..............................    $  44.6     $  72.6
        Refined products and blendstocks........        0.7         0.7
        Warehouse stock ........................        -           0.1
        Inventory write-down to market..........        -          (2.8)
                                                  ------------  ---------
                                                    $  45.3     $  70.6
                                                  ============  =========

        The carrying value of crude oil, refined products, and blendstocks inventories approximated market as of March 31, 2001 and December 31, 2000.

3. Property, Plant and Equipment, Net

        The Company began depreciating its fixed assets in accordance with Company policy in January 2001.

4. Other Assets

        Other assets consisted of the following:

                                                   December 31,  March 31,
                                                      2000         2001
                                                   ------------  ---------
        Deferred financing costs ...............    $  18.0      $  17.2
        Environmental permits...................        1.4          1.4
        PMI long term crude oil supply agreement        0.8          0.8
                                                   ------------  ---------
                                                    $  20.2      $  19.4
                                                   ============  =========

        Amortization of deferred financing costs for the three-month period ended March 31, 2001, was $0.8 million (2000 - $0.5 million), and was included in "Interest expense and finance income, net."

5. Capital Contributions Receivable

        In August 1999, Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") and Occidental Petroleum Corporation ("Occidental") signed capital contribution agreements totaling $135.0 million. Blackstone agreed to contribute $121.5 million and Occidental agreed to contribute $13.5 million. As of March 31, 2001, Blackstone had contributed $109.6 million and Occidental had contributed $12.2 million. The remaining $13.2 million is recorded as a contribution receivable.

6. Interest Expense and Finance Income, net

         Interest expense and finance income, net, consisted of the following:

                                                    For the Three Months
                                                      Ended March  31,
                                                    --------------------
                                                       2000        2001
                                                    --------    --------

        Interest expense..........................   $ 12.2     $  16.2
        Finance costs.............................      0.8         1.3
        Interest income...........................     (0.3)       (1.3)
                                                    --------    --------
                                                       12.7        16.2
        Capitalized interest......................    (12.6)       (0.7)
                                                    --------    --------
           Interest expense and finance income, net  $  0.1     $  15.5
                                                    ========    ========
        Cash paid for interest expense for the three-month period ended March 31, 2001 was $24.6 million (2000 - $16.7 million) and included a $0.3 million payment (2000 - $0.8 million) related to bank fees on the Company's $325 million secured construction and term loan facility. Accrued interest payable as of March 31, 2001 of $13.2 million (December 31, 2000 - $21.8 million) was included in "Accrued expenses and other."

7. Income Taxes

        The Company made no net cash income tax payments nor received any net cash income tax refunds during the first quarter of 2001.

8. PACC Condensed Consolidated Financial Information

        Port Arthur Coker Company L.P. ("PACC") is 1% owned by its general partner, Sabine River Holding Corp., and 99% owned by its limited partner, Neches River Holding Corp. PACC is the only company with operations in the consolidated financial statements of the Company and therefore accounts for almost all of the financial activity. PACC's condensed consolidated financial information consisted of the following:

Consolidated statement of operations:

                                                    For the Three Months
                                                       Ended March  31,
                                                    --------------------
                                                       2000       2001
                                                    --------    --------

   Revenues...................................      $   -       $ 507.6
   Cost of goods sold.........................          -        (383.2)
   Operating expenses.........................         (0.9)      (49.1)
   General and administrative expenses........         (0.1)       (1.0)
   Depreciation...............................          -          (4.7)
   Inventory write-down to market.............          -          (2.8)
                                                    --------    --------
                                                       (1.0)       66.8
   Interest expense and finance income, net...         (0.1)      (15.5)
                                                    --------    --------
      Net income (loss)                             $  (1.1)    $  51.3
                                                    ========    ========
Consolidated balance sheet information:
                                                  December 31,  March 31,
                                                      2000        2001
                                                  ------------  ---------
   Total current assets ........................    $ 137.1     $ 217.7
   Property, plant and equipment................      640.8       638.3
   Total assets.................................      798.1       875.4
   Total current liabilities....................      140.5       167.1
   Long term debt...............................      542.6       542.6
   Partners' capital contributed................      121.8       121.8
   Retained earnings (deficit)..................      (11.7)       39.5
   Total liabilities and partners' capital......      798.1       875.4

9. Related Party Transactions

        PACC and The Premcor Refining Group Inc.

        PACC and The Premcor Refining Group Inc. (the "Refining Group") have entered into certain agreements associated with the ongoing operations between the new PACC coking, hydrocracking, and sulfur removal facilities and the Refining Group's Port Arthur refinery. The Company and the parent company of the Refining Group, Premcor USA Inc., are both owned by Premcor Inc. Related party receivables, payables, revenues, cost of sales, and operating expenses from these agreements were as follows:

        As of March 31, 2001, PACC had an outstanding receivable from the Refining Group of $5.1 million (December 31, 2000 - $16.6 million) and a payable to the Refining Group of $4.4 million (December 31, 2000 - $17.3 million) as per a services and supply agreement. In conjunction with the services and supply agreement, the Company incurred $34.8 million in cost of sales related to the purchases of crude and hydrogen and the incurrence of pipeline tariffs from the Refining Group for the three months ended March 31, 2001. The Company generated $1.6 million in revenues associated with the leasing of refinery unit capacity to the Refining Group. PACC recorded operating expenses of $14.6 million for services provided by the Refining Group for the three months ended March 31, 2001.

        For the three months ended March 31, 2001, PACC incurred $8.0 million of lease operating expenses related to the ancillary equipment lease agreement. As of March 31, 2001 the Company had an outstanding payable to the Refining Group of zero (December 31, 2000 - $12.8 million) under an ancillary equipment lease agreement.

        As of March 31, 2001, PACC had an outstanding receivable from the Refining Group of $50.3 million (December 31, 2000 - $33.8 million) under a product purchase agreement. In conjunction with the product purchase agreement, the Company generated $496.0 million of revenues from sales of intermediate refined products to the Refining Group for the three months ended March 31, 2001.

        There were no revenues or cost of sales generated from these agreements in the first quarter of 2000.

        As of March 31, 2001, PACC had a note payable to the Refining Group of $7.2 million (December 31, 2000 - $7.0 million) of which $4.4 million was accounted for as a long-term liability (December 31, 2000 - $4.9 million). The note payable related to construction management services provided by the Refining Group under the services and supply agreement.

10. Commitments and Contingencies

        In July 1999, PACC entered into a contract for the engineering, procurement and construction of the new coking, hydrocracking, and sulfur removal facilities ("Coker Project") with Foster Wheeler USA. Under this construction contract, Foster Wheeler USA will continue to engineer, design, procure equipment for, construct, test, and oversee start-up of the Coker Project and integrate the Coker Project with the Port Arthur refinery of the Refining Group. Under the construction contract, PACC will pay Foster Wheeler USA a fixed price of approximately $544 million of which $157.1 million was credited to PACC for amounts the Refining Group had already paid Foster Wheeler USA for work performed on the Coker Project prior to August 1999. PACC purchased this work in progress from the Refining Group when certain financings were consummated in August 1999. PACC and Foster Wheeler USA have the ability to initiate changes to work under the contract that may affect the final total price paid. The project's independent engineer must approve changes in excess of $0.5 million individually or $5.0 million in the aggregate. The contract has provisions whereby Foster Wheeler USA will pay PACC up to $145 million in damages for delays in achieving mechanical completion or guaranteed reliability, based on a defined formula. As of March 31, 2001, the Coker Project had reached mechanical completion but the guaranteed reliability will not be fully tested until the third quarter of 2001. PACC can terminate the contract with Foster Wheeler USA at any time upon written notice, at which time it will be obligated to pay actual project costs to the date of termination and other costs related to demobilizing, canceling subcontractors, or withdrawing from the project site. Foster Wheeler USA cannot terminate the contract unless PACC defaults on required payments under the contract.

11. Subsequent Event

        On April 10, 2001, Premcor Inc. announced that it had retained the investment firm Credit Suisse First Boston and The Blackstone Group L. P. to serve as its financial advisors to assist the Company in its review of alternatives to maximize the value of the Company. No assurance was given that this review would result in any specific transaction.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "will" and similar expressions typically identify such forward-looking statements.

        Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in the Company's forward-looking statements include, among others, changes in:

  Industry-wide refining margins;
  Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
  Market volatility due to world and regional events;
  Availability and cost of debt and equity financing;
  Labor relations;
  U.S. and world economic conditions;
  Supply and demand for refined petroleum products;
  Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining facilities. Such hazards may include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;
  Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;
  The enforceability of contracts;
  Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment;
  Other unpredictable or unknown factors not discussed.

         Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

Results of Operations

        The following table reflects the Company's financial and operating highlights for the three-month periods ended March 31, 2001 and 2000. All amounts listed are dollars in millions, except barrel and per barrel information. The table provides supplementary data in a format that is not intended to represent an income statement presented in accordance with accounting principles generally accepted in the United States of America. Port Arthur Coker Company L.P. ("PACC") is the principal subsidiary of the Company; therefore, a discussion of the Company's results of operations consists principally of a discussion of PACC's results of operations.

                                                     For the Three Months
                                                        Ended March 31,
                                                     --------------------
                                                        2000       2001
                                                     ---------   --------
                                                  (in millions, except as noted)
Operating Income:
Port Arthur facility
Crude oil throughput (000 barrels per day)               -        173.2
Production (000 barrels per day)                         -        183.1
Gross margin (per barrel of production)              $   -      $  7.82
Gulf Coast 3/2/1 crack spread (per barrel)           $  3.45    $  5.01
Operating expenses                                       0.9       49.1
   Net margin                                           (0.9)      79.7

General and administrative expenses                      0.1        1.0
                                                     ---------  ---------
   Operating contribution (loss)                     $  (1.0)   $  78.7

Inventory adjustments (a)                                -         (7.2)
Depreciation                                             -         (4.7)
                                                     ---------  ---------
   Operating income (loss)                           $  (1.0)   $  66.8
                                                     =========  =========

------------------------------------------------------------------------------

(a)    Includes adjustments to inventory costs caused by differences between when and how crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology.

        In 1998, The Premcor Refining Group Inc. (the "Refining Group"), an affiliate of the Company, began an upgrade project at its Port Arthur refinery that included the construction of new coking, hydrocracking, and sulfur removal capability, and the expansion of the existing crude unit capacity to 250,000 barrels per day (the "Refinery Upgrade Project"). The Refinery Upgrade Project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, the Refining Group sold a portion of the work in progress and certain other assets to the Company. The Company financed and completed the construction of the new coking, hydrocracking, and sulfur removal facilities (the "Coker Project"). The Company and the Refining Group have entered into certain agreements associated with the Refinery Upgrade Project and continuing operations, including supply and services, product purchase, and ancillary unit lease agreements.

        The Coker Project overall was 99% complete as of March 31, 2001 with 100% of the detailed design and engineering and major equipment and materials procurement completed. The construction of the Coker Project was 98% complete as of March 31, 2001, and included the construction of the new coker, hydrocracker, and sulfur complex and associated piping and wiring of the units and control room. The current work is focused on the start-up of the units and the achievement of full design performance. Performance and reliability testing of the project as a whole is scheduled to be completed early in the third quarter of 2001.

        From inception to November 2000, the Company and its subsidiaries were in a construction and pre-operation stage and had no material operating revenues or expenses. During this pre-operation stage, the Company recorded some expenses related to insurance, taxes, and salaries. Start-up of the operating units of the Coker Project began in November 2000, continued through the first quarter of 2001 and will continue until the performance and reliability testing is completed per the construction contract with Foster Wheeler USA. The sulfur removal units began operations in November 2000, the coker unit began operations in December 2000, and the hydrocracker unit began operations in January 2001. The generation of revenue and incurrence of operating expenses began in the fourth quarter of 2000. In the first quarter of 2001, with all of the units operating for a majority of the quarter, the Company generated $507.6 million in revenue.

        The first quarter 2001 financial results reflected strong market conditions partially offset by the start-up nature of the operations. Crude oil throughput rates averaged 173,200 barrels per day ("bpd") of the available 200,000 bpd during the first quarter of 2001. The 80,000 bpd coker unit averaged approximately 70,100 bpd during the first quarter. Overall throughput rates were lower than capacity due to a planned maintenance turnaround of the Refining Group's alkylation unit and the fine tuning of operations associated with the start-up of the Company's coker and hydrocraker units. Operating expenses for the three months ended March 31, 2001 reflected the operational status of all of the Company's units.

        The Company is primarily dependent upon the market prices received from the Refining Group for the intermediate refined products it produces. These prices fluctuate as supply and demand for these products and the finished products that they are refined into fluctuate in the open market. The Company's intermediate refined products are further refined by the Refining Group into light products (gasoline and diesel). The light product margins remained strong in the first quarter of 2001 due to continued tight supply and demand. Industry light product inventories remained at low levels and were further affected maintenance turnarounds performed in the first quarter. The improvement in light product margins was reflected by increases in benchmark 3/2/1 crack spreads, which are indicators of refining margins based on quoted market prices. The 3/2/1 crack spread is calculated by subtracting the price for three barrels of benchmark West Texas Intermediate crude oil from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In the first quarter of 2001, the Gulf Coast crack spread averaged $5.01 per barrel versus $3.45 per barrel in the first quarter of 2000.

        The Company's gross margin (the revenues from its products less the cost of its feedstocks) is also dependent upon the discount the Company receives on the crude oil it purchases. Market indicators for heavy sour crude oil discounts, the difference between the price per barrel of the benchmark West Texas Intermediate crude oil and of Maya crude oil, averaged approximately $10.62 during the quarter ended March 31, 2001 versus $6.14 for the same period in 2000. These strong heavy sour crude oil discounts positively impacted the financial results for the first quarter of 2001.

        The negative inventory adjustments of $7.2 million in the first quarter of 2001 included $2.8 million of non-cash losses due to the write-down of hydrocarbon inventory to market as prices declined below carrying value, $0.3 of non-cash gains related to the difference between the Company's market based valuation methodology and cost determinations under generally accepted accounting principles, and $4.7 million of losses due to changing market prices on contracts to take delivery of crude oil at a future date.

Other Financial Matters

        General and administrative expenses were $1.0 million for the quarter ended March 31, 2001, comprised primarily of expenses paid under the services and supply agreement with the Refining Group. Last year's expenses of $0.1 million primarily reflected expenses during the pre-operation period for the Company.

        The Company began depreciating its assets in accordance with Company policy during the first quarter of 2001, following the substantial completion of the Coker Project and commencement of operations.

        Interest expense and finance income, net was $15.5 million for the three-month period ended March 31, 2001, compared to $0.1 million for the same period last year. In 2000, the majority of the interest costs were capitalized as part of the Coker Project.

Liquidity and Capital Resources

Cash flows from Operating Activities

        Cash flows provided by operating activities, excluding working capital changes, for the three months ended March 31, 2001 were $50.4 million compared to cash used in operating activities of $0.6 million for the same period last year and mainly resulted from the earnings from operations. Cash flows used by working capital for the three-month period ended March 31, 2001 was $2.7 million compared to $6.8 million last year. Prior period working capital changes were principally due to the Coker Project capital expenditure accruals while it was still in its development stage with no material revenues or expenses.

        In order to provide security to PMI Comercio Internacional, S.A. de C.V. ( "PMI ") for PACC's obligation to pay for shipments of Maya crude oil under the long term crude oil supply agreement, PACC obtained from Winterthur International Insurance Company Limited, ("Winterthur") an oil payment guaranty insurance policy for the benefit of PMI. This oil payment guaranty insurance policy is in the amount of $150 million and will be a source of payment to PMI if PACC fails to pay PMI for one or more shipments of Maya crude oil. Under certain senior debt documents, any payments by Winterthur on this policy are required to be reimbursed by PACC. This reimbursement obligation to Winterthur has a priority claim on all of the collateral for the senior debt equal to the note holders and holders of PACC's other senior debt, except in specified circumstances in which it has a senior claim to these parties. As of March 31, 2001, $106.1 million in guarantees were issued under this policy.

        In 1999, Port Arthur Finance entered into a $75 million working capital facility that was reduced to $35 million in the first quarter of 2000. The working capital facility is primarily for the issuance of letters of credit for the purchases of crude oil other than the Maya crude oil to be received under long-term crude oil supply agreement with PMI. As of March 31, 2001, $26.4 million of the facility was utilized for letters of credit.

Cash Flows from Investing Activities

        Cash flows used in investing activities were $2.2 million for the three-month period ended March 31, 2001 as compared to $48.0 million in the same period last year. Expenditures for property, plant and equipment in 2000 and 2001 were associated with the Coker Project. All proceeds from the Company's debt financings were restricted for use on the construction, financing, and start-up operations of the Coker Project. As a result, cash and cash equivalents associated with the Coker Project were classified as a non-current asset and the restricted cash and cash equivalent activity was reflected as investing activity in 2000.

Cash Flows from Financing Activities

        Cash flows provided by financing activities were zero for the three months ended March 31, 2001 compared to $55.4 million last year. The 2000 proceeds were comprised principally of borrowings under the $325 million secured construction and term loan facility and required pro-rata shareholder contributions received pursuant to capital contribution agreements. The deferred financing costs in 2000 were associated with the filing of documents with the Securities and Exchange Commission for the registration of the 12 1/2% senior secured notes.

        As of March 31, 2001, $37.4 million and $13.2 million was available to the Company through the Company's $325 million secured construction and term loan facility and capital contribution agreements, respectively, for the final completion of the Coker Project.

        Funds generated from the remainder of the $325 million secured construction and term loan facility and the capital contribution agreements together with existing cash and cash equivalents are expected to be adequate to fund existing requirements for working capital, the construction of the Coker Project, and start-up operations. The Company's operating results are subject to rapid and wide fluctuations due to the commodity nature of its feedstocks and products. The Company expects cash flow generated from operating activities and existing financings to be sufficient to provide the Company with adequate liquidity through the next year. However, there can be no assurance that market conditions or actual operations will not be worse than anticipated. Future working capital and discretionary and mandatory capital expenditures may require additional debt or equity capital.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

    Exhibit
    Number                            Description
    -------                           -----------

     3.01 Amended and Restated Certificate of Incorporation of Sabine River
          Holding Corp. ( "Sabine River ") and the Certificate of Amendment
          thereto dated August 11, 1999 (Incorporated by reference to Exhibit
          3.01(b) filed with the Company's Registration Statement on Form S-4
          (Registration No. 333-92871))

     3.02 Amended and Restated By Laws of Sabine River (Incorporated by
          reference to Exhibit 3.02(b) filed with the Company's Registration
          Statement on Form S-4 (Registration No. 333-92871))

     4.01 Indenture, dated as of August 19, 1999, among Sabine River, Neches
          River Holding Corp. ( "Neches River "), Port Arthur Finance Corp. (
          "PAFC "), Port Arthur Coker Company L.P. ( "PACC "), HSBC Bank USA,
          the capital markets trustee, and Bankers Trust Company, as Collateral
          Trustee (Incorporated by reference to Exhibit 4.01 filed with the
          Company's Registration Statement on Form S-4 (Registration No.
          333-92871))

     4.02 Form of 12.50% Senior Secured Notes due 2009 (the "Exchange Note ")
          (Incorporated by reference to Exhibit 4.02 filed with the Company's
          Registration Statement on Form S-4 (Registration No. 333-92871))

     4.03 Registration Rights Agreement, dated as of August 19, 1999, among
          Credit Suisse First Boston corporation, Goldman, Sachs & Co.,
          Deutsche Bank Securities Inc., Premcor Inc. (f/k/a Clark Refining
          Holdings Inc.), PAFC, PACC, Sabine River and Neches River
          (Incorporated by reference to Exhibit 4.03 filed with the Company's
          Registration Statement on Form S-4 (Registration No. 333-92871))

     4.04 Common Security Agreement, dated as of August 19, 1999, among PAFC,
          PACC, Sabine River, Neches River, Bankers Trust Company, as Collateral
          Trustee and Depositary Bank, Deutsche Bank AG, New York Branch (
          "Deutsche Bank "), as Administrative Agent, Winterthur International
          Insurance Company Limited, an English company ( "Winterthur "), as Oil
          Payment Insurers Administrative Agent and HSBC Bank USA, as Capital
          Markets Trustee (Incorporated by reference to Exhibit 4.04 filed with the Company's Registration Statement on Form S-4 (Registration No.
          333-92871))

     4.05 Transfer Restrictions Agreement, dated as of August 19, 1999, among
          PAFC, PACC, Premcor Inc. (f/k/a Clark Refining Holdings Inc.), Sabine
          River, Neches River, Blackstone Capital Partners III Merchant Banking
          Fund L.P. ( "BCP III "), Blackstone Offshore Capital Partners III L.P.
          ( "BOCP III "), Blackstone Family Investment Partnership III ( "BFIP
          III "), Winterthur, as the Oil payment Insurers Administrative agent,
          Bankers Trust Company, as Collateral Trustee, Deutsche Bank, as
          Administrative Agent and HSBC Bank USA, as Capital Markets Trustee
          (Incorporated by reference to Exhibit 4.05 filed with the Company's
          Registration Statement on Form S-4 (Registration No. 333-92871))

     4.06 Intercreditor Agreement, dated as of August 19, 1999, among Bankers
          Trust Company, as Collateral Trustee, Deutshe Bank, as Administrative
          Agent, Winterthur, as Oil Payment Insurers Administrative Agent and
          Debt Service Reserve Insurer and HSBC Bank, as Capital Markets Trustee
          (Incorporated by reference to Exhibit 4.06 filed with the Company's
          Registration Statement on Form S-4 (Registration No. 333-92871))

     (b)  Reports on Form 8-K

             A report on Form 8-K dated April 10, 2001(announcing that Premcor Inc., which owns 90% of the outstanding common stock of the Company, has retained Credit Suisse First Boston and The Blackstone Group L.P. to
          serve as its financial advisors to assist in its review of alternatives to maximize the value of Premcor Inc.) was filed by the
          Company during the period covered by this report and up to and including the date of filing of this report.

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
                                                       (Registrant)

                                            /s/  Dennis R. Eichholz
                                            ------------------------------------
                                            Dennis R. Eichholz
                                            Controller (Principal
                                            Accounting Officer and
                                            Duly Authorized Officer)

May 14, 2001