Form 10-Q
period 2001-06-30
SABINE RIVER HOLDING CORP
filed 2001-08-14
CIK 1100670

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               ---
                X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---
                     SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2001

                                      OR

               ---
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               ---
                     SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from  _________ to _________

                      Commission file number 333-92871-02

                          SABINE RIVER HOLDING CORP.
            (Exact name of registrant as specified in its charter)


             Delaware                                          43-1857408
   (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Indentification No.)

        1801 S. Gulfway Drive
            Office No. 36                                       77640
         Port Arthur, Texas                                   (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (409) 982-7491

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of August 7, 2001: 6,818,182


--------------------------------------------------------------------------------

                          Sabine River Holding Corp.
                                   Form 10-Q
                                 June 30, 2001
                               Table of Contents

                                      PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Independent Accountants' Report................................................................ 1
         Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001.......................... 2
         Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 2001........ 3
         Consolidated Statements of Operations for the Six Months Ended June 30, 2000 and 2001.......... 4
         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 2001.......... 5
         Notes to Consolidated Financial Statements..................................................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......... 11

                                       PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................................................... 21

         Signature...................................................................................... 23

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

To the Board of Directors of Sabine River Holding Corp.:


We have reviewed the accompanying consolidated balance sheet of Sabine River Holding Corp. and subsidiaries (the "Company") as of June 30, 2001, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2000 and 2001, and consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2001, we expressed an unqualified opinion on those consolidated financial statements.




Deloitte & Touche LLP




St. Louis, Missouri
August 6, 2001

                  SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share data)

                                                                         December 31,        June 30,
                                                                            2000               2001
                                                                         ------------       -----------
                                                                                            (unaudited)
                   ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $       36.4     $      184.7
    Receivable from affiliates                                                   55.0             71.3
    Inventories                                                                  45.3             53.4
    Prepaid expenses                                                              5.0              8.1
                                                                         -------------    -------------
        Total current assets                                                    141.7            317.5

PROPERTY, PLANT AND EQUIPMENT, NET                                              640.8            636.4
OTHER ASSETS                                                                     20.2             17.9
                                                                         -------------    -------------
                                                                         $      802.7     $      971.8
                                                                         =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $       84.7     $      104.4
    Payable to affiliates                                                        30.1             49.4
    Accrued expenses and other                                                   22.3             21.6
    Current portion of notes payable to affiliate                                 2.1              3.5
    Accrued taxes other than income                                               1.4              4.4
                                                                         -------------    -------------
        Total current liabilities                                               140.6            183.3

LONG-TERM DEBT                                                                  542.6            542.6
DEFERRED INCOME TAXES                                                             0.4             19.1
NOTE PAYABLE TO AFFILIATE                                                         4.9              3.9
COMMITMENTS AND CONTINGENCIES                                                      --               --

COMMON STOCKHOLDERS' EQUITY:
Common stock ($0.01 par value per share;
    6,818,182 shares issued and outstanding)                                      0.1              0.1
Capital contribution commitments                                                134.9            134.9
Capital contribution receivable                                                 (13.2)           (13.2)
                                                                         -------------    -------------
    Total paid-in capital                                                       121.7            121.7
Retained earnings (deficit)                                                      (7.6)           101.1
                                                                         -------------    -------------
    Total common stockholders' equity                                           114.2            222.9
                                                                         -------------    -------------
                                                                         $      802.7     $      971.8
                                                                         =============    =============

  The accompanying notes are an integral part of these financial statements.

                  SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (unaudited, dollars in millions)

                                                                              For the Three Months
                                                                                 Ended June 30,
                                                                         -------------------------------
                                                                              2000             2001
                                                                         -------------    -------------
NET SALES AND OPERATING REVENUES
FROM AFFILIATES                                                          $         --     $      537.1

EXPENSES:
    Cost of sales                                                                  --            361.3
    Operating expenses                                                            1.0             37.8
    General and administrative expenses                                           0.2              1.0
    Depreciation                                                                   --              5.2
                                                                         -------------    -------------
                                                                                  1.2            405.3
                                                                         -------------    -------------

OPERATING INCOME (LOSS)                                                          (1.2)           131.8

    Interest expense and finance income, net                                      1.0             15.8
                                                                         -------------    -------------

EARNINGS BEFORE INCOME TAXES                                                     (2.2)           116.0

    Income tax provision                                                           --             40.6
                                                                         -------------    -------------

NET EARNINGS (LOSS)                                                      $       (2.2)    $       75.4
                                                                         =============    =============

  The accompanying notes are an integral part of these financial statements.

                  SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (unaudited, dollars in millions)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                         -------------------------------
                                                                              2000             2001
                                                                         -------------    --------------
NET SALES AND OPERATING REVENUES
FROM AFFILIATES                                                          $       --       $    1,044.7

EXPENSES:
    Cost of sales                                                                --              747.3
    Operating expenses                                                            1.9             86.9
    General and administrative expenses                                           0.3              2.0
    Depreciation                                                                 --                9.9
                                                                         -------------    -------------
                                                                                  2.2            846.1
                                                                         -------------    -------------

OPERATING INCOME (LOSS)                                                          (2.2)           198.6

    Interest expense and finance income, net                                      1.1             31.3
                                                                         -------------    -------------

EARNINGS BEFORE INCOME TAXES                                                     (3.3)           167.3

    Income tax provision                                                         --               58.6
                                                                         -------------    -------------

NET EARNINGS (LOSS)                                                      $       (3.3)    $      108.7
                                                                         =============    =============

  The accompanying notes are an integral part of these financial statements.

                  SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, dollars in millions)

                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                                 -------------------------------
                                                                                      2000             2001
                                                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                          $       (3.3)     $     108.7
    Adjustments
      Depreciation                                                                       --                9.9
      Amortization                                                                        1.1              1.5
      Deferred taxes                                                                     --               18.7
      Other, net                                                                         --               (0.3)

    Cash provided by (reinvested in) working capital -
      Prepaid expenses                                                                   (0.5)            (3.1)
      Inventories                                                                        --               (8.1)
      Affiliate receivables and payables                                                  0.1              4.4
      Accounts payable, accrued expenses, taxes other
        than income                                                                      (1.4)            22.0
                                                                                 -------------     ------------
           Net cash provided by (used in) operating activities                           (4.0)           153.7
                                                                                 -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                     (153.2)            (5.4)
    Cash and cash equivalents restricted for investment in capital additions             45.5             --
                                                                                 -------------     ------------
           Net cash used in investing activities                                       (107.7)            (5.4)
                                                                                 -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                             83.8             --
    Proceeds from equity contributions                                                   29.7             --
    Deferred financing costs                                                             (1.8)            --
                                                                                 -------------     ------------
           Net cash provided by financing activities                                    111.7             --
                                                                                 -------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                --              148.3
CASH AND CASH EQUIVALENTS, beginning of period                                            0.1             36.4
                                                                                 -------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                         $        0.1      $     184.7
                                                                                 =============     ============

  The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

Sabine River Holding Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation and Business Update

     The accompanying unaudited consolidated financial statements of Sabine River Holding Corp. and subsidiaries (the "Company") are presented in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. Operating results for the three and six months ended June 30, 2001 were not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2000 Annual Report on Form 10-K.

     On April 10, 2001, Premcor Inc., the Company's 90% owner, announced that it had retained Credit Suisse First Boston and The Blackstone Group L.P. to serve as its financial advisors to assist Premcor Inc. in its review of alternatives to maximize the value of Premcor Inc. No assurance was given that this review would result in any specific transaction. On August 7, 2001, Premcor Inc. disclosed that its review of alternatives continued, but that due to developments within the refining sector and its improved performance a wider range of alternatives were now being considered.

2.   New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No. 133. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the financial position or results of operations of the Company.

     On July 20, 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141, which became effective on issuance, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact of the adoption of these standards on its financial position and results of operations.

     In July 2001, the FASB approved SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of the adoption of this standard on its financial position and results of operations.

3.   Inventories

     The carrying value of inventories consisted of the following:

                                                                            December 31,       June 30,
                                                                                2000             2001
                                                                            -----------       ----------
           Crude oil ..................................................     $    44.6         $   43.5
           Refined products and blendstocks............................           0.7              9.8
           Warehouse stock ............................................           -                0.1
                                                                            ----------        ---------
                                                                            $    45.3         $   53.4
                                                                            ==========        =========

     The carrying value of crude oil, refined product, and blendstock inventories approximated market as of June 30, 2001 and December 31, 2000.

4.   Property, Plant and Equipment, Net

     The Company began depreciating its fixed assets in accordance with Company policy in January 2001.

5.   Other Assets

     Other assets consisted of the following:

                                                                             December 31,      June 30,
                                                                                2000             2001
                                                                            -----------       ----------
           Deferred financing costs ...................................     $     18.0        $    15.7
           Environmental permits.......................................            1.4              1.4
           PMI long term crude oil supply agreement....................            0.8              0.8
                                                                            ----------        ---------
                                                                            $     20.2        $    17.9
                                                                            ==========        =========

     Amortization of deferred financing costs for the three- and six-month periods ended June 30, 2001 was $0.7 million (2000 - $0.5 million) and $1.5 million (2000 - $1.1 million), respectively, and was included in "Interest expense and finance income, net." In 2001, related to the adoption of SFAS No. 133, the Company wrote-off deferred financing costs associated with an interest rate cap on its secured construction and term loan facility of $0.8 million.

6.   Capital Contributions Receivable

     In August 1999, Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") and Occidental Petroleum Corporation ("Occidental") signed capital contribution agreements totaling $135.0 million. Blackstone agreed to contribute $121.5 million and Occidental agreed to contribute $13.5 million. As of June 30, 2001, Blackstone had contributed $109.6 million and

Occidental had contributed $12.2 million. The remaining $13.2 million is recorded as a contribution receivable.

7.   Interest Expense and Finance Income, net

     Interest expense and finance income, net, consisted of the following:

                                                For the Three Months            For the Six Months
                                                   Ended June 30,                 Ended June 30,
                                               ----------------------         ----------------------
                                                 2000         2001               2000         2001
                                               --------     ---------         ---------     --------
         Interest expense.................     $  13.0      $  15.5           $   25.2      $  31.7
         Financing costs..................         0.9          2.0                1.7          3.3
         Interest income..................        (0.3)        (1.6)              (0.6)        (2.9)
                                               --------     --------          ---------     --------
                                                  13.6         15.9               26.3         32.1
         Capitalized interest.............       (12.6)        (0.1)             (25.2)        (0.8)
                                               --------     --------          ---------     --------
                                               $   1.0      $  15.8           $    1.1      $  31.3
                                               ========     =========         =========     ========

     Cash paid for interest expense for the three-and six-month periods ended June 30, 2001 was $7.9 million (2000 - $ 4.0 million) and $32.2 million (2000 -
$ 20.7 million), respectively.

8.   Income Taxes

     The Company made no net cash income tax payments nor received any net cash income tax refunds during the three-month and six-month periods ended June 30, 2001.

9.   Port Arthur Coker Company Condensed Consolidated Financial Information

     The Company directly owns a 1% general partnership interest in Port Arthur Coker Company L.P. ("Port Arthur Coker Company") and through its wholly-owned subsidiary, Neches River Holding Corp., owns the remaining 99% limited partnership interest. Port Arthur Finance Corp., which is wholly owned by Port Arthur Coker Company, issued debt on Port Arthur Coker Company's behalf. Both the Company and Neches River Holding Corp. fully and unconditionally guarantee the debt issued by Port Arthur Finance Corp. Port Arthur Coker Company is the only company with operations in the consolidated financial statements of the Company. Neither Neches River Holding Corp. nor Port Arthur Finance Corp. has independent operations.

     Port Arthur Coker Company's condensed consolidated financial information consisted of the following:

Consolidated statement of operations:

                                                   For the Three Months                  For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                  ------------------------              -----------------------
                                                       2000         2001                   2000        2001
                                                  ------------   ---------              -----------  ----------
Revenues...................................       $      --      $  537.1               $     --     $1,044.7
Cost of sales..............................              --         361.3                     --        747.3
Operating expenses.........................             1.0          37.8                    1.9         86.9
General and administrative expenses........             0.2           1.0                    0.3          2.0
Depreciation...............................              --           5.2                     --          9.9
                                                  ----------     ---------              ---------    ---------
                                                       (1.2)        131.8                   (2.2)       198.6
Interest expense and finance income, net...             1.0          15.8                    1.1         31.3
                                                  ----------     ---------              ---------    ---------
Net earnings (loss) .......................       $    (2.2)     $  116.0               $   (3.3)       167.3
                                                  ============   =========              ===========  ==========

Consolidated balance sheet information:

                                                                            December 31,        June 30
                                                                                2000             2001
                                                                            -----------       -----------
     Total current assets .............................................     $    137.1        $   313.0
     Property, plant and equipment.....................................          640.8            636.4
     Total assets......................................................          798.1            967.3
     Total current liabilities.........................................          140.5            143.4
     Long term debt....................................................          542.6            542.6
     Partners' capital contributed.....................................          121.8            121.8
     Retained earnings (deficit).......................................          (11.7)           155.6
     Total liabilities and partners' capital...........................          798.1            967.3

10.  Related Party Transactions

     Port Arthur Coker Company and The Premcor Refining Group Inc.

     Port Arthur Coker Company and The Premcor Refining Group Inc. (the "Refining Group") have entered into certain agreements associated with the ongoing operations of the coker, hydrocracking, and sulfur removal facilities owned by Port Arthur Coker Company and the Refining Group's Port Arthur refinery. The Company and the parent company of the Refining Group, Premcor USA Inc., are both owned by Premcor Inc. Related party receivables, payables, revenues, cost of sales, and operating expenses from these agreements were as follows:

     As of June 30, 2001, Port Arthur Coker Company had an outstanding receivable from the Refining Group of $66.8 million (December 31, 2000 - $50.4 million) and a payable to the Refining Group of $9.5 million (December 31, 2000
- $28.0 million) related to ongoing operations. As of June 30, 2001, the Company had a note payable to the Refining Group of $7.4 million (December 31, 2000 - $7.0 million) related to construction management services of which $3.9 million (December 31, 2000 - $4.9 million) was accounted for as a long-term liability and the remainder as a current liability.

     The Company generated $537.1 million and $1,034.7 million in revenues for the three-and six-month periods ended June 30, 2001, respectively, primarily from the sales of finished and intermediate refined products and crude oil to the Refining Group. The Company incurred $22.0 million and $56.8 million in costs of sales for the three-month and six-month periods ended June 30, 2001, respectively. These costs were associated with the purchases of feedstocks and hydrogen and the incurrence of pipeline tariffs from the Refining Group for the three-and six-month periods ended June 30, 2001. Port Arthur Coker Company recorded operating expenses of $10.8 million and $33.4 million respectively, for the three-and six-month periods ended June 30, 2001. These operating expenses related to services provided by the Refining Group and lease operating expenses under the various agreements between the Refining Group and Port Arthur Coker Company.

11.  Commitments and Contingencies

     In July 1999, Port Arthur Coker Company entered into a contract for the engineering, procurement and construction of new coking, hydrocracking, and sulfur removal facilities ("Coker Project") with Foster Wheeler USA. Under this construction contract, Foster Wheeler USA engineered, designed, procured equipment for, constructed, tested, and oversaw start-up of the Coker Project and integrated the Coker Project with the Port Arthur refinery of the Refining Group. Under the construction contract, Port Arthur Coker Company paid Foster Wheeler USA a fixed price of approximately $544 million of which $157.1 million was credited to Port Arthur Coker Company for amounts the Refining Group had already paid Foster Wheeler USA for work performed on the Coker Project prior to August 1999. Port Arthur Coker Company purchased this work in progress from the Refining Group when certain financings were consummated in August 1999. The contract has provisions whereby Foster Wheeler USA will pay Port Arthur Coker Company up to $145 million in damages for delays in achieving mechanical completion or guaranteed reliability, based on a defined formula. As of June 30, 2001 the Coker Project had reached mechanical completion but the guaranteed reliability will not be fully tested until the third quarter of 2001. Port Arthur Coker Company can terminate the contract with Foster Wheeler USA at any time upon written notice, at which time it will be obligated to pay actual project costs to the date of termination and other costs related to demobilizing, canceling subcontractors, or withdrawing from the project site. Foster Wheeler USA cannot terminate the contract unless Port Arthur Coker Company defaults on required payments under the contract.

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

     Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

 .    Industry-wide refining margins;
 .    Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
 .    Market volatility due to world and regional events;
 .    Availability and cost of debt and equity financing;
 .    Labor relations;
 .    U.S. and world economic conditions;
 .    Supply and demand for refined petroleum products;
 .    Reliability and efficiency of our operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;
 .    Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;
 .    The enforceability of contracts;
 .    Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment;
 .    Other unpredictable or unknown factors not discussed.

     Because of all of these uncertainties, and others, you should not place undue reliance on our forward-looking statements.

Overview

     We were formed to develop, construct, own, operate, and finance a heavy oil processing facility that includes a new 80,000 barrel per stream day delayed coking unit, a 35,000 barrel per stream day hydrocracker, a 417 long tons per day sulfur complex, and related assets at the Port Arthur, Texas refinery of an affiliate, The Premcor Refining Group Inc. This heavy oil processing facility along with modifications made by Premcor Refining Group at their Port Arthur refinery allows the refinery to process primarily lower-cost, heavy sour crude oil. We were incorporated in May of 1999 and were capitalized in August of 1999. We are the 1% general partner of Port Arthur Coker Company and the 100% owner of Neches River, which is the 99% limited partner of Port Arthur Coker Company. We are owned 90% by Premcor Inc. and 10% by Occidental Petroleum Corporation.

     In January 2001, we began full operation of our newly constructed coking, hydrocracking, and sulfur removal units. Premcor Refining Group began construction of these new units in 1998. In the third quarter of 1999, we purchased a portion of the work in progress and certain other related assets from Premcor Refining Group. We financed and completed the construction of the heavy oil processing facility. Start-up of our units occurred in three stages, with the sulfur removal units beginning operations in November 2000, the coker beginning operations in December 2000 and the hydrocracker beginning operations in January 2001. Performance and reliability testing of the project as a whole is scheduled to be completed in the third quarter of 2001. Additional information regarding the construction of the heavy oil processing facility is included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     We entered into four intercompany agreements with Premcor Refining Group associated with the operations of our heavy oil processing facility and Premcor Refining Group's Port Arthur refinery, including supply and services, product purchase, and ancillary unit lease agreements as described below:

     . We lease 100% of Premcor Refining Group's crude, vacuum and other ancillary units for a quarterly lease fee, which is reported as an operating expense. Premcor Refining Group leases back from us approximately 20%, or 50,000 bpd of crude distillation capacity and this is recorded as revenue. As a result of this arrangement, we are utilizing approximately 80%, or 200,000 bpd, of the Port Arthur refinery's crude distillation capacity.

     . Our production consists of intermediate refined products and lesser volumes of finished light products, petroleum coke and sulfur, all of which are sold at fair market value to Premcor Refining Group for either further processing into higher value finished refined products or immediate sale to third parties.

     . Premcor Refining Group leases a portion of the capacity of our heavy oil processing facility for a monthly processing fee. This fee is recorded as an offset to operating expenses.

     . We pay Premcor Refining Group a fee for providing certain services and supplies, including employee, maintenance and energy costs. These fees are included in operating expenses. We also pay Premcor Refining Group for pipeline access and the use of their Port Arthur refinery dock. These fees are included in cost of sales.

Factors Affecting Operating Results

     Our earnings and cash flow from operations are primarily affected by the relationship between intermediate and refined product prices and the prices for crude oil. The cost to acquire feedstocks and the price for which intermediate and refined products are ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. While our net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not generally have a direct long-term relationship to net earnings. Crude oil price movements may impact net earnings in the short term because of fixed price crude oil purchase commitments. The effect of changes in crude oil prices on our operating results is influenced by the rate at which the prices of refined products adjust to reflect such changes. In general, low crude oil prices indirectly benefit operating results over the longer term due to increased demand and decreased working capital requirements. Conversely, high crude oil prices generally result in decreased demand and increased working capital requirements over the long term.

     Feedstock, intermediate and refined product prices are also affected by other factors, such as product pipeline capacity, local market conditions and the operating levels of competing refineries. Crude oil costs and the price of intermediate and refined products have historically been subject to wide fluctuations. Expansion of existing facilities and installation of additional refinery crude distillation and upgrading facilities, price volatility, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market resulting in price volatility and a reduction in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined products, such as for gasoline during the summer driving season and for home heating oil during the winter, primarily in the Northeast.

     In order to assess our operating performance, we compare our gross margin against an industry gross margin benchmark. The industry gross margin is calculated by assuming that three barrels of benchmark light sweet crude oil is converted, or cracked, into two barrels of conventional gasoline and one barrel of high sulfur diesel fuel. This is referred to as the 3/2/1 crack spread. Since we calculate the benchmark margin using the market value of U.S. Gulf Coast gasoline and diesel fuel against the market value of West Texas Intermediate crude oil, we refer to the benchmark as the Gulf Coast 3/2/1 crack spread, or simply, the Gulf Coast crack spread. The Gulf Coast crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery situated on the Gulf Coast would earn assuming it produced and sold the benchmark production of conventional gasoline and high sulfur diesel fuel.

     Because the Port Arthur refinery configuration is unique and has logistical advantages to a benchmark refinery, actual gross refining margins will differ from the benchmark crack spread. Of our total feedstocks, we are able to process up to 80% heavy sour crude oil that has historically cost less than West Texas Intermediate crude oil. We measure the cost advantage of heavy crude oil by calculating the spread between the value of Maya crude oil produced in Mexico to the value of West Texas Intermediate crude oil because Maya is our predominate heavy sour crude oil. The cost advantage of sour crude oil is measured by calculating the spread between the value of West Texas Sour crude oil to the value of West Texas Intermediate crude oil.

     The sales value of our production is also an important consideration in understanding our results. Our product slate is substantially comprised of intermediate refined products that are sold to Premcor Refining Group for further processing. Since intermediate refined products carry a value less than finished refined products, our typical product slate carries a sales value lower than that for the products used to calculate the Gulf Coast crack spread.

     Our operating cost structure is also important to our profitability. Major operating costs include energy, employee labor, lease fees, maintenance, including contract labor, and environmental compliance. By far, the predominant variable cost is energy and the most important benchmark for energy costs is the value of natural gas.

     Consistent, safe and reliable operations at our heavy oil processing facility and at the Port Arthur refinery in general is a key to our financial performance. Unplanned downtime of refinery assets generally results in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that considers such things as margin environment, availability of resources to perform the needed maintenance and feedstock logistics.

     The nature of our business leads us to maintain a substantial investment in petroleum inventories. As petroleum feedstocks and intermediate products are essentially commodities, we have no control over the changing market value of our investment. Because most of our titled inventory is valued under the first-in, first-out costing method, price fluctuations on our titled inventory can have material effects on our financial results. Our petroleum inventories consist principally of crude oil since we sell all of our production to Premcor Refining Group under the product purchase agreement.

     We have a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V. that provides a stable and secure supply of Maya crude oil and has a mechanism intended to support a minimum average coker gross margin during the eight year period following start-up of the heavy oil upgrade project. The eight-year support period began April 1, 2001. If the average coker gross margin on a cumulative basis from the beginning of the contract falls below the defined support level, we receive discounts from PMI on future purchases of Maya crude oil equal to the shortfall. If the average coker gross margin on a cumulative basis exceeds the defined support level, no crude oil price adjustments are provided. As of June 30, 2001, as a result of the favorable market conditions related to the value of Maya crude oil versus the refined products derived from it, a cumulative excess over the defined support level of $84.2 million exists under the contract.

Industry Outlook

     Our earnings depend largely on refining margins, which have been and continue to be volatile. The cost of crude oil and intermediates we purchase and the prices of refined products we sell have fluctuated widely in the past. Crude oil and refined product prices depend on numerous factors beyond our control. While it is impossible to predict refining margins due to the uncertainties associated with global crude oil supply and domestic demand for refined products, we believe that refining margins over the next several years will remain above those experienced in the period 1995 through 2000. Reviewing the first half of the year 2001, however, will give some indication of the volatility that exists in the industry.

     Throughout most of the first six months of 2001, the market price of distillate relative to crude oil was above average due to low industry inventories and strong consumer demand brought about by the relatively cold winter weather in the northeast United States and eastern Canada. In addition, gasoline margins were above average, primarily because substantial scheduled and unscheduled refinery maintenance turnaround activity in the United States in late 2000 and early 2001 resulted in inventories that did not increase in a manner typically experienced during the winter. The increased demand for refined products due to the relatively cold winter and the decreased supply due to high turnaround activity, led to increased refining margins during the first five months of 2001.

     During June and July 2001, refining margins declined from the historic highs experienced earlier in the year. This decline was largely the result of increasing product inventories due to a short-term oversupply of refined products that was driven by high refinery production rates, excessive product import levels and a drop in consumer demand. The healthy refining margins realized in early 2001 led refiners to postpone scheduled turnarounds in order to maximize utilization rates. Import levels increased because of high domestic product prices. Consumer demand dropped as a result of high prices and a weakening economy. These factors led to a significant decrease in refinery margins. Despite the recent weakness, we believe that refining margins will strengthen once again because refiners will undertake delayed maintenance turnarounds, and that the drop in product prices coupled with the typical increase in summer demand will drive an increase in demand for refined products and lower product imports due to the recent reductions in United States product prices.

     Average discounts for sour and heavy sour crude oil increased in the first half of 2001 from already favorable 2000 levels due to increasing worldwide supplies of sour and heavy sour crude oil, coupled with the continuing demand for light sweet crude oil. In April 2001, the discount for heavy sour crude oil versus West Texas Intermediate widened to more than double historical averages. Although the heavy sour crude oil discount to West Texas Intermediate has narrowed from these record highs, the discount continues to exceed historic levels. Sweet crude oil continues to trade at a premium to West Texas Sour due to continued high demand for sweet crude oil resulting from the more stringent fuel specifications implemented in the United States and Europe and the higher margins for light products.

     We expect refined product supply and demand balances to tighten worldwide as a result of increasing demand and decreased supply. The supply decrease will likely be driven by more stringent gasoline specifications and refinery closures resulting from capital requirements to meet Tier 2 gasoline and ultra low-sulfur diesel specifications. We anticipate that the availability of sour and heavy sour crude oil to continue increasing along with the demand for sweet crude oil. As a result, we expect the spread between light sweet and heavy sour crude oil to remain wide, which should result in a continued favorable environment for our purchase of crude oil. As a result, we expect our refining margins to be supported by the continuing favorable supply and demand fundamentals.

Results of Operations

     The following table reflects our financial and operating highlights for the three- and six-month periods ended June 30, 2000 and 2001.

                 Financial Results                       For the Three Months           For the Six Months
          (in millions, except as noted)                    Ended June 30,                Ended June 30,
                                                      --------------------------    --------------------------
                                                         2000            2001          2000            2001
                                                      ----------      ----------    ----------      ----------
Net sales and operating revenues                      $     --        $    537.1    $     --        $  1,044.7
Cost of sales                                               --             361.3          --             747.3
                                                      ----------      ----------    ----------      ----------
    Gross Margin                                            --             175.8          --             297.4
Operating expenses                                           1.0            37.8           1.9            86.9
General and administrative expenses                          0.2             1.0           0.3             2.0
                                                      ----------      ----------    ----------      ----------
    EBITDA /(1)/                                            (1.2)          137.0          (2.2)          208.5
Depreciation                                                --               5.2          --               9.9
                                                      ----------      ----------    ----------      ----------
     Operating income (loss)                                (1.2)          131.8          (2.2)          198.6
Interest expense and finance income, net                     1.0            15.8           1.1            31.3
Income tax provision                                        --              40.6          --              58.6
                                                      ----------      ----------    ----------      ----------
    Net earnings (loss) available to common
      stockholders                                    $     (2.2)     $     75.4    $     (3.3)     $    108.7
                                                      ==========      ==========    ==========      ==========

/(1)/ Earnings before interest, income taxes, and depreciation

      Selected Volumetric and Per Barrel Data            For the Three Months            For the Six Months
(in thousands of barrels per day, except as notes)          Ended June 30,                 Ended June 30,
                                                      --------------------------      -------------------------
                                                         2000            2001            2000           2001
                                                         ----            ----            ----           ----
Production ........................................       --            211.3             --            194.5

Crude oil throughput  .............................       --            189.9             --            181.7

Dollars per barrel of throughput
Gross margin.......................................       --           $10.17             --           $ 9.04
Operating expenses.................................       --           $ 2.19             --           $ 2.64

             Market Indicators                           For the Three Months            For the Six Months
   (dollars per barrel, except as noted)                    Ended June 30,                 Ended June 30,
                                                      --------------------------      -------------------------
                                                         2000            2001            2000           2001
                                                         ----            ----            ----           ----
West Texas Intermediate, or "WTI,".................   $  28.93         $  27.89       $  28.90         $  28.35
Crack Spreads (3/2/1):
     Gulf Coast ...................................   $   5.13         $   6.52       $   4.29         $   5.76
     Chicago ......................................   $   8.19         $  11.97       $   6.33         $   8.95
Crude Oil Differentials:
     WTI less WTS (sour) ..........................   $   2.19         $   3.23       $   1.98         $   3.66
     WTI less Maya (heavy sour)....................   $   5.95         $  10.46       $   6.05         $  10.54
     WTI less Dated Brent (foreign) ...............   $   2.15         $   0.49       $   2.04         $   1.70
Natural gas (per mmbtu)............................   $   3.45         $   4.68       $   2.97         $   5.84

                                             Three months ended    Three months ended
                                                June 30, 2000         June 30, 2001
                                            --------------------  --------------------
        Selected Volumetric Data
    (in thousands of barrels per day)        Barrels    Percent    Barrels    Percent
                                            ---------  ---------  ---------  ---------
Feedstocks:
 Crude oil throughput:
   Light/Medium sour                            --         --          33.0         17%
   Heavy sour                                   --         --         156.9         83%
                                            ---------  ---------  ---------  ---------
     Total crude oil                            --         --         189.9        100%
                                            =========  =========  =========  =========

Production:
 Light Products:
   Diesel fuel                                  --         --          35.5         17%
   Jet fuel                                     --         --          23.5         11%
   Petrochemical products                       --         --           9.3          4%
                                            ---------  ---------  ---------  ---------
     Total Light products                       --         --          68.3         32%
 Intermediate throughput produced for PRG       --         --         124.7         59%
 Petroleum coke and sulfur                      --         --          18.3          9%
                                            ---------  ---------  ---------  ---------
     Total production                           --         --         211.3        100%
                                            ========= ==========  =========  =========

                                              Six months ended      Six months ended
                                                June 30, 2000        June 30, 2001
                                            --------------------  --------------------
        Selected Volumetric data
    (in thousands of barrels per day)        Barrels    Percent    Barrels    Percent
                                            ---------  ---------  ---------  ---------
Feedstocks:
 Crude oil throughput:
   Light/Medium sour                            --         --          37.5         21%
   Heavy sour                                   --         --         144.2         79%
                                            ---------  ---------  ---------  ---------
     Total crude oil                            --         --         181.7        100%
                                            ========= ==========  =========  =========

Production:
 Light Products:
   Diesel fuel                                  --         --          36.1         19%
   Jet fuel                                     --         --          20.7         11%
   Petrochemical products                       --         --           6.7          3%
                                            ---------  ---------  ---------  ---------
     Total Light products                       --         --          63.5         33%
 Intermediate throughput produced for PRG       --         --
                                                                      113.5         58%
 Petroleum coke and sulfur                      --         --          17.5          9%
                                            ---------  ---------  ---------  ---------
     Total production                           --         --         194.5        100%
                                            ========= ==========  =========  =========

     Overview. Net earnings increased $77.6 million to $75.4 million in the second quarter of 2001 from a net loss of $2.2 in the corresponding period in 2000. Operating income increased $133.0 million to $131.8 million in the second quarter of 2001 from a loss of $1.2 million in the corresponding period in 2000. Net earnings increased $112.0 million to $108.7 million in the first six months of 2001 from a net loss of $3.3 million in the corresponding period in 2000. Operating income increased $200.8 million to $198.6 million in the first six months of 2001 from a loss of $2.2 million in the corresponding period in 2000. The operating results for 2001 compared to 2000 were affected by the completion and operation of the heavy oil upgrade project. See "Factors Affecting Operating Results" for a detailed discussion of how the completion of the heavy oil upgrade project has affected our results.

     Net Sales and Operating Revenue. Net sales and operating revenues were $537.1 million and $1,044.7 million in the second quarter and first six months of 2001, respectively.

     Gross Margin. Gross margin was $175.8 million and $297.4 million in the second quarter and first six months of 2001, respectively. The gross margin for the second quarter and first six months of 2001 reflected strong market conditions partially offset by the effect of operational issues discussed below.

     Crude oil throughput rates averaged 189,900 barrels per day ("bpd") and 181,700 bpd, of the available 200,000 bpd, in the second quarter and first six months of 2001, respectively. Crude oil throughput rates in the second quarter of 2001 were restricted due to a lightening strike in early May, which limited the crude unit rate through the balance of the second quarter. The crude unit was shutdown in early July for 10 days to repair the damage caused by the lightening strike. Crude oil throughput rates in the first six months of 2001 were restricted due to the lightening strike plus restrictions on the crude unit as units downstream were in start-up operations during the first quarter.

     The 80,000 bpd coker unit averaged approximately 81,100 bpd and 75,700 bpd of throughput during the second quarter and first six months of 2001, respectively. Overall throughput rates were lower than capacity due to a planned maintenance turnaround of the Premcor Refining Group's alkylation unit and the fine tuning of operations associated with the start-up of our coker and hydrocraker units.

     Our gross margin benefited from the strong crude oil discounts reflected in the significant differentials between WTI and sour and heavy sour crude oil. Our gross margin also benefited from the improvements to refining margins as reflected in the improvements to the Gulf Coast crack spread.

     Operating Expenses. Operating expenses increased $36.8 million to $37.8 million in the second quarter of 2001 from $1.0 million in the corresponding period in 2000. Operating expenses increased $85.0 million to $86.9 million in the first six months of 2001 from $1.9 million in the corresponding period in 2000. Operating expenses included employee, catalyst/chemical, repair and maintenance, insurance, taxes, and energy costs as well as costs, net of lease fees, related to the service and supply agreements with Premcor Refining Group. In both the second quarter and first six months our operating expenses were affected by the significant rise in energy costs as reflected in the natural gas prices.

     General and Administrative Expenses. General and administrative expenses increased $0.8 million to $1.0 million in the second quarter of 2001 from $0.2 million in the corresponding period in 2000. General and administrative expenses increased $1.7 million to $2.0 million in the first six months of 2001 from $0.3 million in the corresponding period in 2000. The 2001 general and administrative expenses primarily included costs associated with the services and supply agreement with Premcor Refining Group. This agreement did not take affect until the fourth quarter of 2000. The 2000 general and administrative expenses primarily included employee and professional fee expenses related to the pre-operation period.

     Depreciation and Amortization. Depreciation and amortization was $5.2 million and $9.9 million in the second quarter and first six months of 2001, respectively. We began depreciating our assets in accordance with our property, plant and equipment policy during the first quarter of 2001, following the substantial completion of the heavy oil upgrade project and commencement of operations.

     Interest Expense and Finance Income, net. Interest expense and finance income, net increased $14.8 million to $15.8 million in the second quarter of 2001 from $1.0 million in the corresponding period in 2000. Interest expense and finance income, net increased $30.2 million to $31.3 million in the first six months of 2001 from $1.1 million in the corresponding period in 2000. In 2000, the majority of the interest costs were capitalized as part of the heavy oil upgrade project. These costs are being expensed in 2001 upon the completion of the project.

     Income Tax Provision. Income tax provision of $40.6 million and $58.6 million in the second quarter and first six months of 2001, respectively, represents an approximate 35% effective tax rate on pretax income. Due to the operation of the common security agreement related to our senior debt, no cash payment of income taxes have been made under our tax sharing agreement with Premcor Inc., the common parent of our consolidated tax return group.


Liquidity and Capital Resources

Cash flows from Operating Activities

     Cash flows provided by operating activities for the six-month period ended June 30, 2001 was $153.7 million compared to cash used in operating activities of $4.0 million for the same period last year. These cash flows mainly resulted from the earnings from operations in 2001 and the loss during the development stage in 2000. Working capital changes were principally due to the shift from accounts payables related solely to capital expenditure accruals to accounts receivable, accounts payable and inventory related to full operations.

     In order to provide security to PMI Comercio Internacional, S.A. de C.V. for our obligation to pay for shipments of Maya crude oil under a long term crude oil supply agreement, we obtained from Winterthur International Insurance Company Limited an oil payment guaranty insurance policy for the benefit of PMI. This oil payment guaranty insurance policy is in the amount of $150 million and will be a source of payment to PMI if we fail to pay PMI for one or more shipments of Maya crude oil. Under certain senior debt documents, any payments by Winterthur on this policy are required to be reimbursed by us. This reimbursement obligation to Winterthur has a priority claim on all of the collateral for the senior debt equal to the note holders and holders of Port Arthur Coker Company's other senior debt, except in specified circumstances in which it has a senior claim to these parties. As of June 30, 2001, $117.0 million in guarantees were issued under this policy.

     We also have in place a $35 million working capital facility which is primarily for the issuance of letters of credit for the purchases of non-Maya crude oil which is consumed together with Maya crude oil purchased under the long-term crude oil supply agreement with PMI. As of June 30, 2001, $14.0 million of the facility was utilized for letters of credit.

Cash Flows from Investing Activities

     Cash flows used in investing activities were $5.4 million for the six-month period ended June 30, 2001 as compared to $107.7 million in the same period last year. Expenditures for property, plant and equipment in 2000 and 2001 were associated with the heavy oil upgrade project. All proceeds from our 1999 debt financings were restricted for use on the construction, financing, and start-up operations of the heavy oil upgrade project. As a result, cash and cash equivalents associated with the heavy oil upgrade project were classified as a non-current asset and the restricted cash and cash equivalent activity was reflected as investing activity in 2000.

Cash Flows from Financing Activities

     Cash flows provided by financing activities were zero for the six-month period ended June 30, 2001 compared to $111.7 million last year. The 2000 proceeds were comprised principally of borrowings under the $325 million secured construction and term loan facility and required pro-rata shareholder contributions received pursuant to capital contribution agreements. The deferred financing costs in 2000 were associated with the filing of documents with the Securities and Exchange Commission for the registration of the 12 1/2 % senior secured notes. As of June 30, 2001, $37.4 million and $13.2 million was available to the Company through our $325 million secured construction and term loan facility and capital contribution agreements, respectively.

     Funds generated from the remainder of the $325 million secured construction and term loan facility, the capital contribution agreements, and operating activities together with existing cash and cash equivalents are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Our operating results are subject to rapid and wide fluctuations due to the commodity nature of its feedstocks and products. The Company expects cash flow generated from operating activities and existing financings to be sufficient to provide the Company with adequate liquidity through the next year. However, there can be no assurance that market conditions or actual operations will not be worse than anticipated. Future working capital and discretionary and mandatory capital expenditures may require additional debt or equity capital.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits


      Exhibit
      Number                        Description
      ------                        -----------
       3.01        Amended and Restated Certificate of Incorporation of
                   Sabine River Holding Corp. ("Sabine River") and the Certificate of Amendment thereto dated August 11, 1999 (Incorporated by reference to Exhibit 3.01(b) filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

       3.02 Amended and Restated By Laws of Sabine River (Incorporated by reference to Exhibit 3.02(b) filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

       4.01 Indenture, dated as of August 19, 1999, among Sabine River, Neches River Holding Corp. ("Neches River"), Port Arthur Finance Corp. ("PAFC"), Port Arthur Coker Company L.P. ("PACC"), HSBC Bank USA, the capital markets trustee, and Bankers Trust Company, as Collateral Trustee (Incorporated by reference to Exhibit 4.01 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

       4.02 Form of 12.50% Senior Secured Notes due 2009 (the "Exchange Note") (Incorporated by reference to Exhibit 4.02 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

       4.03 Common Security Agreement, dated as of August 19, 1999, among PAFC, PACC, Sabine River, Neches River, Bankers Trust Company, as Collateral Trustee and Depositary Bank, Deutsche Bank AG, New York Branch ("Deutsche Bank"), as Administrative Agent, Winterthur International Insurance Company Limited, an English company ("Winterthur"), as Oil Payment Insurers Administrative Agent and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.04 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

       4.04 Transfer Restrictions Agreement, dated as of August 19, 1999, among PAFC, PACC, Premcor Inc. (f/k/a Clark Refining Holdings Inc.), Sabine River, Neches River, Blackstone Capital Partners III Merchant Banking Fund L.P. ("BCP III"), Blackstone Offshore Capital Partners III L.P. ("BOCP III"), Blackstone Family Investment Partnership III ("BFIP III"), Winterthur, as the Oil Payment Insurers Administrative agent, Bankers Trust Company, as Collateral Trustee, Deutsche Bank, as Administrative Agent and HSBC Bank USA, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.05 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

      Exhibit
      Number                       Description
      ------                       -----------

       4.05 Intercreditor Agreement, dated as of August 19, 1999, among Bankers Trust Company, as Collateral Trustee, Deutsche Bank, as Administrative Agent, Winterthur, as Oil Payment Insurers Administrative Agent and Debt Service Reserve Insurer and HSBC Bank, as Capital Markets Trustee (Incorporated by reference to Exhibit 4.06 filed with the Company's Registration Statement on Form S-4 (Registration No. 333-92871))

       10.1 First Amendment dated March 1, 2000 to Hydrogen Supply Agreement dated as of August 1, 1999, between Port Arthur Coker Company L.P. and Air Products and Chemicals, Inc. (filed herewith)

       10.2 Second Amendment dated June 1, 2001 to Hydrogen Supply Agreement dated as of August 1, 1999, between Port Arthur Coker Company L.P. and Air Products and Chemicals, Inc. dated June 1, 2001 (filed herewith)


       (b)    Reports on Form 8-K

              None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Sabine River Holding Corp.
                                                      (Registrant)




                                             /s/  Dennis R. Eichholz
                                             -----------------------------------
                                             Dennis R. Eichholz
                                             Controller (Principal
                                             Accounting Officer and
                                             Duly Authorized Officer)



August 13, 2001