Form 10-K/A
period 2001-12-31
SABINE RIVER HOLDING CORP
filed 2002-04-25
CIK 1100670

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 amends the following:

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Accounting Standards--Critical Accounting Standards--Inventories

Item 7a. Quantitative and Qualitative Disclosures About Market Risk--Commodity Risk

Item 14. Note 2 and 11 to the Consolidated Financial Statements

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


         Inventories. Inventories for our company are stated at the lower of cost or market. Cost is determined under the first-in, first-out ("FIFO") method for hydrocarbon inventories including crude oil, refined products, and blendstocks as well as warehouse stock and other inventories. As of December 31, 2001, we had 2.8 million barrels of crude oil and refined product inventories with an average cost of $13.58 per barrel, which approximated market. If the market value of these inventories had declined at the end of the period by $1 per barrel at December 31, 2001, we would have been required to write-down the value of our inventory by $2.8 million.

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


         The movement in petroleum prices does not necessarily have a direct long-term relationship to net income. The effect of changes in crude oil prices on our operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. We are required to fix the price on our crude oil purchases approximately two to three weeks prior to the time when the crude oil can be processed and sold. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. In addition, earnings may be impacted by the write-down of our FIFO based inventory cost to market value when market prices drop dramatically compared to our FIFO inventory cost. As of December 31, 2001, we had 2.8 million barrels of crude oil and refined product inventories with an average cost of $13.58 per barrel, which approximated market. If the market value of these inventories had declined at the end of the period by $1 per barrel we would have been required to write-down the value of our inventory by $2.8 million. As of December 31, 2000, we had 2.4 million barrels of crude oil and refined product inventories with an average cost of $18.38 per barrel, which approximated market. If the market value of these inventories had declined at the end of the period by $1 per barrel we would have been required to write-down the value of our inventory by $2.4 million.

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

(2) Blackstone affiliates currently own 25,387,104 shares of common stock as follows: 20,255,138 shares by Blackstone Capital Partners III Merchant Banking Fund L.P., 3,608,734 shares by Blackstone Offshore Capital Partners III L.P. and 1,523,232 shares by Blackstone Family Investment Partnership III L.P., for each of which Blackstone Management

         Associates III L.L.C., or BMA, is the general partner having voting and investment power. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the shares owned by Blackstone. Each of BMA and Messrs. Peterson and Schwarzman disclaim beneficial ownership of such shares. Through its various affiliates, Blackstone also owns warrants, which do not expire, representing the right to purchase 2,430,000 shares of Premcor Inc.

(3) Occidental owns 6,101,000 shares of Class F Common Stock of Premcor Inc. Occidental also owns warrants, which do not expire, representing the right to purchase 30,000 shares of our common stock. Occidental has the right to exchange such shares for 270,000 shares of Class F Common Stock of Premcor Inc.


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

         10.19           Premcor 2002 Equity Incentive Plan (previously filed).

         21              Subsidiaries of Sabine River (Incorporated by
                         Reference to Exhibit 21 filed with Sabine River's
                         Registration Statement on Form S-4 (Registration No.
                         333-92871)).

         24              Power of Attorney (previously filed).


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

         In August 1999, Sabine River issued warrants to Occidental to purchase 30,000 shares of Sabine River's common stock at a price of $0.09 per share. The warrants, which do not expire, may be exercised at any time in whole or part. Upon exercise of these warrants, Occidental has the option to exchange each warrant share for nine shares of Premcor Inc.'s Class F Common Stock. None of the warrants were exercised as of December 31, 2001.


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


Date: April 23, 2002