Form 10-Q
period 2002-03-31
SABINE RIVER HOLDING CORP
filed 2002-05-13
CIK 1100670

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

                  For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of May 10, 2002: 6,818,182


--------------------------------------------------------------------------------

                           Sabine River Holding Corp.
                                    Form 10-Q
                                 March 31, 2002
                                Table of Contents

                                           PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Independent Accountants' Report .....................................................................           2
        Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 ..............................           3
        Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2002 ............           4
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002 ............           5
        Notes to Consolidated Financial Statements ..........................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...............          12

                                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................................................          18

        Signature

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of Sabine River Holding Corp.:



We have reviewed the accompanying consolidated balance sheet of Sabine River Holding Corp. and subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002 (March 29, 2002 as to Note 8), we expressed an unqualified opinion on those consolidated financial statements.




Deloitte & Touche LLP




St. Louis, Missouri
May 8, 2002

                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                                                                               December 31,        March 31,
                                                                                                  2001               2002
                                                                                              ------------       ------------
                                                                                                                 (unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ..........................................................        $   222.8        $  152.5
     Cash and cash equivalents restricted for debt service ..............................             30.8            53.4
     Receivable from affiliates .........................................................             25.1            74.1
     Inventories ........................................................................             40.1            15.8
     Prepaid expenses ...................................................................             11.5             8.8
                                                                                                 ---------        --------
          Total current assets ..........................................................            330.3           304.6

PROPERTY, PLANT AND EQUIPMENT, NET ......................................................            632.4           627.6
OTHER ASSETS ............................................................................             16.4            16.6
                                                                                                 ---------        --------
                                                                                                 $   979.1        $  948.8
                                                                                                 =========        ========


                LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
     Accounts payable ...................................................................        $    82.3        $  129.6
     Payable to affiliates ..............................................................             38.2            54.1
     Accrued expenses and other .........................................................             20.5            11.1
     Accrued taxes other than income ....................................................              4.9             2.3
     Current portion of long-term debt ..................................................             79.6            26.9
     Current portion of notes payable to affiliate ......................................              2.8             2.6
                                                                                                 ---------        --------
          Total current liabilities .....................................................            228.3           226.6

LONG-TERM DEBT ..........................................................................            463.0           449.5
DEFERRED INCOME TAXES ...................................................................             40.6            36.0
NOTE PAYABLE TO AFFILIATE ...............................................................              4.9             2.4
OTHER LONG-TERM LIABILITIES .............................................................               --             0.1
COMMITMENTS AND CONTINGENCIES ...........................................................               --              --

COMMON STOCKHOLDER'S EQUITY:
     Common stock ($0.01 par value per share, 12,000,000 authorized;
        6,818,182 shares issued and outstanding) ........................................              0.1             0.1
     Paid-in capital ....................................................................            121.7           121.7
     Retained earnings ..................................................................            120.5           112.4
                                                                                                 ---------        --------
          Total common stockholder's equity .............................................            242.3           234.2
                                                                                                 ---------        --------
                                                                                                 $   979.1        $  948.8
                                                                                                 =========        ========


   The accompanying notes are an integral part of these financial statements.

                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                             -------------------------------
                                                                                  2001            2002
                                                                             ---------------- --------------
NET SALES AND OPERATING REVENUES
   FROM AFFILIATES .........................................................    $   507.6        $  420.7

EXPENSES:
     Cost of sales .........................................................        386.0           379.6
     Operating expenses ....................................................         49.1            33.7
     General and administrative expenses ...................................          1.0             1.1
     Depreciation ..........................................................          4.7             5.2
                                                                                ---------        --------
                                                                                    440.8           419.6
                                                                                ---------        --------

OPERATING INCOME ...........................................................         66.8             1.1

     Interest and finance expense ..........................................        (16.8)          (14.6)
     Interest income .......................................................          1.3             0.9
                                                                                ---------        --------

INCOME (LOSS) BEFORE INCOME TAXES ..........................................         51.3           (12.6)

     Income tax (provision) benefit ........................................        (18.0)            4.5
                                                                                ---------        --------

NET LOSS ...................................................................    $    33.3        $   (8.1)
                                                                                =========        =========

   The accompanying notes are an integral part of these financial statements.

                   SABINE RIVER HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                                                For the Three Months
                                                                                   Ended March 31,
                                                                            ------------------------------
                                                                                 2001            2002
                                                                            ---------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................      $    33.3         $  (8.1)
   Adjustments
     Depreciation ......................................................            4.7             5.2
     Amortization ......................................................            0.8             0.8
     Deferred income taxes .............................................            9.3            (4.6)
     Inventory write-down to market ....................................            2.8            --
     Other, net ........................................................           (0.5)            0.2

     Cash provided by (reinvested in) working capital -
        Prepaid expenses ...............................................           (4.9)            2.7
        Inventories ....................................................          (28.1)           24.3
        Affiliate receivable and payable ...............................          (24.0)          (35.8)
        Cash and cash equivalents restricted for debt service ..........          --                4.3
        Accounts payable, accrued expenses and taxes
          other than income ............................................           54.3            35.3
                                                                              ----------        --------
             Net cash provided by operating activities .................           47.7            24.3
                                                                              ----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant, and equipment ...................           (2.2)           (0.4)
                                                                              ----------        --------
             Net cash used in investing activities .....................           (2.2)           (0.4)
                                                                              ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt ..............................           --             (66.2)
     Cash and cash equivalents restricted for debt repayment ...........           --             (26.9)
     Deferred financing costs ..........................................           --              (1.1)
                                                                              ----------        --------
             Net cash used in financing activities .....................           --             (94.2)
                                                                              ----------        --------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ..................................................           45.5           (70.3)
CASH AND CASH EQUIVALENTS, beginning of period .........................           36.4           222.8
                                                                              ----------        --------
CASH AND CASH EQUIVALENTS, end of period ...............................      $    81.9         $ 152.5
                                                                              ==========        ========

   The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS (continued)

Sabine River Holding Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002
(tabular dollar amounts in millions of U.S. dollars)

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

     The accompanying unaudited consolidated financial statements of Sabine River Holding Corp. and subsidiaries (the "Company") are presented pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three-month period ended March 31, 2002 were not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

2.   New Accounting Standards

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on the Company's financial position and results of operations.

     In July 2001, the Financial Accounting Standards Board approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

3.   Inventories

     The carrying value of inventories consisted of the following:

                                                December 31,       March 31,
                                                   2001              2002
                                                ----------        ----------

           Crude oil .........................  $     38.1        $     14.5
           Blendstocks .......................         1.6               0.8
           Warehouse stock ...................         0.4               0.5
                                                ----------        ----------
                                                $     40.1        $     15.8
                                                ==========        ==========

     The market value of crude oil, refined products and blendstocks inventories at March 31, 2002 was approximately $4.2 million (December 31, 2001 - nil) above carrying value.

     As of January 1, 2002, the Company changed its method of inventory costing from first-in first-out ("FIFO") to last-in first-out ("LIFO") for crude oil and blendstock inventories. Management believes this change is preferable in that it achieves a more appropriate matching of revenues and expenses. The adoption of this inventory accounting method on January 1, 2002 did not have an impact on pretax earnings. The use of the LIFO accounting method resulted in $12.1 million less pretax income for the quarter ended March 31, 2002 than if the FIFO method had been used. Cost for warehouse stock continues to be determined under the FIFO method.

4.   Other Assets

                                                       December 31,    March 31,
                                                           2001          2002
                                                       ------------   ----------

        Deferred financing costs ....................  $       14.2   $     14.5
        Environmental permits .......................           1.4          1.4
        PEMEX long term crude oil supply agreement ..           0.8          0.7
                                                       ------------   ----------
                                                       $       16.4   $     16.6
                                                       ============   ==========

     Amortization of deferred financing costs for the three-month period ended March 31, 2002 was $0.8 million (2001 - $0.8 million), and was included in "Interest and finance expense". In the first quarter of 2002, the Company incurred $1.1 million of deferred financing costs for fees to obtain a waiver related to insurance coverage required under the common security agreement.

5.   Long-term Debt

     In January 2002, Port Arthur Coker Company made a $66.2 million principal payment on its bank senior loan agreement with $59.7 million representing a mandatory prepayment pursuant to the common security agreement and secured account structure.

     The common security agreement requires that the Company carry insurance coverage with specified terms. However, due to the effects of the events of September 11, 2001 on the insurance market, coverage meeting such terms, particularly as it relates to deductibles, waiting periods and exclusions, was not available on commercially reasonable terms and, as a result, the Company's insurance program was not in full compliance with the required insurance coverage at December 31, 2001. However, the requisite parties to the common security agreement have waived the noncompliance provided that the Company obtain a reduced deductible limit for property damage, obtain additional contingent business interruption insurance by June 26, 2002 and continue to monitor the insurance market on a quarterly basis to determine if additional insurance coverage required by the common security agreement is available on commercially reasonable terms, and if so, promptly obtain such insurance. The required deductible limit for property damage has been secured. The Company believes that it will be able to comply with the remaining conditions of the waiver.

6.   Interest and Finance Expense

     Interest and finance expense consisted of the following:

                                                For the Three Months
                                                   Ended March 31,
                                               --------------------
                                                 2001         2002
                                               -------      -------
         Interest expense ...................  $  16.2      $  12.2
         Financing costs ....................      1.3          2.5
         Capitalized interest ...............     (0.7)        (0.1)
                                               -------      -------
                                               $  16.8      $  14.6
                                               =======      =======

     Cash paid for interest for the three month period ended March 31, 2002 was $21.4 million (2001 - $ 24.6 million).

7.   Income Taxes

     During the first quarter of 2002, the common parent of the consolidated group, Premcor Inc., received a net cash refund of $11.7 million related to a $13.0 million federal estimated income tax payment made in 2001. This refund is due to the Company under the terms of its tax sharing agreement with Premcor Inc. and the common security agreement related to the senior debt. The Company made no net cash income tax payments nor received any net cash income tax refunds during the first quarter of 2001.

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

     Port Arthur Coker Company's condensed consolidated financial information consisted of the following:

Consolidated statement of operations:

                                               For the Three Months
                                                  Ended March 31,
                                               --------------------
                                                 2001       2002
                                               --------   ---------

Revenues................................       $  507.6   $   420.7
Cost of sales...........................          386.0       379.6
Operating expenses......................           49.1        33.7
General and administrative expenses.....            1.0         1.1
Depreciation............................            4.7         5.2
                                               --------   ---------
                                                   66.8         1.1
Interest and finance expense ...........          (16.8)      (14.6)
Interest income ........................            1.3         0.9
                                               --------   ---------
Net income (loss) ......................       $   51.3   $   (12.6)
                                               ========   =========

Consolidated balance sheet information:

                                                                            December 31,       March 31
                                                                                2001             2002
                                                                            -----------       ---------
     Total current assets ..........................................        $    330.4        $   304.8
     Property, plant and equipment .................................             632.4            627.6
     Other assets ..................................................              16.4             16.7
                                                                            ----------        ---------
     Total assets ..................................................        $    979.2        $   949.1
                                                                            ==========        =========

     Total current liabilities .....................................        $    217.0        $   203.7
     Long term debt ................................................             463.0            449.5
     Note payable to affiliates ....................................               4.9              2.4
     Other liabilities .............................................                --              0.1
     Partners' capital contributed .................................             108.8            120.5
     Retained earnings .............................................             185.5            172.9
                                                                            ----------        ---------
     Total liabilities and partners' capital .......................        $    979.2        $   949.1
                                                                            ==========        =========

     In the first quarter of 2002, Sabine River Holding Corp. and Neches River Holding returned an $11.7 million distribution to Port Arthur Coker Company. The return of this distribution resulted from an income tax refund due to the Company by Premcor Inc.

9.   Related Party Transactions

     Port Arthur Coker Company and The Premcor Refining Group Inc.

     Port Arthur Coker Company and The Premcor Refining Group Inc. ("Premcor Refining Group") have entered into certain agreements associated with the ongoing operations of the coker, hydrocracking, and sulfur removal facilities of the Port Arthur Coker Company and the Premcor Refining Group's Port Arthur refinery. Port Arthur Coker Company's general partner, Sabine River Holding Corp., and the parent company of the Premcor Refining Group, Premcor USA Inc., are subsidiaries of Premcor Inc. Related party receivables, payables, revenues, cost of sales, and operating expenses from these agreements were as follows:

     As of March 31, 2002, Port Arthur Coker Company had an outstanding receivable from the Premcor Refining Group of $62.5 million (December 31, 2001 - $25.1 million) and a payable to the Premcor Refining Group of $31.0 million (December 31, 2001 - $26.8 million) related to ongoing operations. As of March 31, 2002, Port Arthur Coker Company had a note payable to the Premcor Refining Group of $5.0 million (December 31, 2001 - $7.7 million) related to construction management services of which $2.4 million (December 31, 2001 - $4.9 million) was accounted for as a long-term liability and the remainder as a current liability.

     Port Arthur Coker Company generated $420.7 million and $497.6 million in revenues for the three month period ended March 31, 2002 and 2001, respectively, primarily from the sales of finished and intermediate refined products and crude oil to the Premcor Refining Group. Port Arthur Coker Company incurred $22.1 million and $34.8 million in costs of sales for the three-month period ended March 31, 2002 and 2001, respectively. These costs included purchases of feedstocks and hydrogen and the incurrence of pipeline tariffs from the Premcor Refining Group. Port Arthur Coker Company recorded operating expenses for services provided by Premcor Refining Group of $9.1 million and $14.6 million for the three- month periods ended March 31, 2002 and 2001, respectively. Port Arthur Coker Company also recorded operating expenses related to its lease of Premcor Refining Group's operating units of $7.6 million and $8.0 million for the three-month period ended March 31, 2002 and 2001, respectively.

10.  Commitments and Contingencies

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

     Long-Term Crude Oil Contract

     Port Arthur Coker Company is party to a long-term crude oil supply agreement with PMI Comercio Internacional, S.A. de C.V ("PEMEX"), an affiliate of Petroleos Mexicanos, the Mexican state oil company, which supplies approximately 160,000 barrels per day of Maya crude oil. Under the terms of this agreement, Port Arthur Coker Company is obligated to buy Maya crude oil from PEMEX, and PEMEX is obligated to sell to Port Arthur Coker Company Maya crude oil. An important feature of this agreement is a price adjustment mechanism designed to minimize the effect of adverse refining margin cycles and to moderate the fluctuations of the coker gross margin, a benchmark measure of the value of coker production over the cost of coker feedstocks. This price adjustment mechanism contains a formula that represents an approximation of the coker gross margin and provides for a minimum average coker margin of $15 per barrel over the first eight years of the agreement, which began on April 1, 2001. The agreement expires in 2011.

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

     As of March 31, 2002, a cumulative quarterly surplus of $98.6 million existed under the contract. As a result, to the extent the Company experiences quarterly shortfalls in coker gross margins going forward, the price it pays for

Maya crude oil in succeeding quarters will not be discounted until this cumulative surplus is offset by future shortfalls.

11.  Subsequent Events

     On May 3, 2002, Premcor Inc. completed an initial public offering of 20.7 million shares of common stock. The initial public offering, plus the concurrent purchase of 850,000 shares in the aggregate by Thomas D. O'Malley, the Company's chairman of the board, chief executive officer and president, and two directors of the Company, netted proceeds to Premcor Inc. of approximately $482 million. The proceeds from the offering are committed to retire debt of its subsidiaries.

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

     Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

..    Industry-wide refining margins;
..    Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
..    Market volatility due to world and regional events;
..    Availability and cost of debt and equity financing;
..    Labor relations;
..    U.S. and world economic conditions;
..    Supply and demand for refined petroleum products;
..    Reliability and efficiency of our operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;
..    Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;
..    The enforceability of contracts;
..    Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment;
..    Other unpredictable or unknown factors not discussed.

     Because of all of these uncertainties, and others, you should not place undue reliance on our forward-looking statements.

Results of Operations

     The following table reflects our financial and operating highlights for the three-month periods ended March 31, 2001 and 2002.

        Financial Results                                        For the Three Months
        (in millions, except as noted)                             Ended March 31,
                                                           ---------------------------------
                                                               2001                 2002
                                                           ------------         ------------
        Net sales and operating revenues                       $  507.6             $  420.7
        Cost of sales                                             386.0                379.6
                                                           ------------         ------------
            Gross margin                                          121.6                 41.1
        Operating expenses                                         49.1                 33.7
        General and administrative expenses                         1.0                  1.1
                                                           ------------         ------------
            EBITDA/(1)/                                            71.5                  6.3
        Depreciation expense                                        4.7                  5.2
                                                           ------------         ------------
             Operating income                                      66.8                  1.1
        Interest expense and finance income, net                  (15.5)               (13.7)
        Income tax (provision) benefit                            (18.0)                 4.5
                                                           ------------         ------------
            Net income (loss)                                  $   33.3             $   (8.1)
                                                           ============         ============

        (1) Earnings before interest, income taxes, depreciation, and amortization

        Market Indicators                                           For the Three Months
        (dollars per barrel, except as noted)                         Ended March 31,
                                                             -----------------------------------
                                                                   2001                 2002
                                                                   ----                 ----
        West Texas Intermediate (WTI) crude oil ........       $   28.81            $   21.59
        Gulf Coast crack spread (3/2/1) ................            5.01                 2.80
        Crude Oil Differentials:
             WTI less WTS (sour) .......................            4.08                 1.32
             WTI less Maya (heavy sour) ................           10.62                 5.43
             WTI less Dated Brent (foreign) ............            2.90                 0.42
        Natural gas (per mmbtu) ........................            7.00                 2.20

        Selected Volumetric and Per Barrel Data                     For the Three Months
        (in thousands of barrels per day, except as noted)            Ended March 31,
                                                             -----------------------------------
                                                                   2001                 2002
                                                                   ----                 ----
        Production .....................................           186.2                231.0

        Crude oil throughput ...........................           173.2                211.2

        Per barrel of throughput (in dollars):
          Gross margin .................................       $    7.80            $    2.16
          Operating expenses ...........................            3.15                 1.77

                                                             Three months ended           Three months ended March
                                                               March 31, 2001                     31, 2002
                                                       -------------------------------  -----------------------------
Selected Volumetric Data                                                   Percent                        Percent
(in thousands of barrels per day)                          Barrels         of Total        Barrels       of Total
                                                       ----------------  -------------  -------------  --------------
Feedstocks:
 Crude oil throughput:
   Medium sour                                                42.0             24.2%          46.0          21.8%
   Heavy sour                                                131.2             75.8%         165.2          78.2
                                                       ----------------  -------------  -------------  --------------
     Total crude oil                                         173.2            100.0%         211.2         100.0%
                                                       ================  =============  =============  ==============

Production:
Intermediate throughput produced for Premcor
     Refining Group                                          169.9             91.2%         205.7          89.0%
Petroleum coke, sulfur and other                              16.3              8.8           25.3          11.0
                                                       ----------------  -------------  -------------  --------------
     Total production                                        186.2            100.0%         231.0         100.0%
                                                       ================  =============  =============  ==============

First Quarter 2002 Compared to First Quarter 2001

     Overview. Net income decreased $41.4 million to a net loss of $8.1 million in the first quarter of 2002 from net income of $33.3 million in the corresponding period in 2001. Operating income decreased $65.7 million to $1.1 million in the first quarter of 2002 from $66.8 million in the corresponding period in 2001. The operating results for 2002 compared to 2001 were significantly impacted by historically weak market conditions, particularly heavy sour crude oil differentials.

     Net Sales and Operating Revenue. Net sales and operating revenues decreased $86.9 million, or 17%, to $420.7 million in the first quarter of 2002 from $507.6 million in the corresponding period in 2001. This decrease was mainly attributable to lower prices in the first quarter of 2002 as compared to the same period of 2001 as evidenced by a $7.22 per barrel decrease in the average value of WTI.

     Gross Margin. Gross margin decreased $80.5 million to $41.1 million in the first quarter of 2002 from $121.6 million in the corresponding period in 2001. The decrease in the gross margin for the first quarter of 2002 reflected weak market conditions, unplanned unit downtime, and a change in accounting method for inventory valuation.

     Refining margins remained at depressed levels through most of the first quarter of 2002 as high distillate and gasoline inventories and low demand continued. Mild winter weather, decreased air travel compared to historic levels, a weak industrial sector, and an overall sluggish economy resulted in inventories remaining at high levels at 2001 year-end and into the first quarter of 2002. Refining margins recovered somewhat in March 2002 as supply tightened due to heavy maintenance turnaround activity in the industry. The average Gulf Coast crack spread was approximately 44% lower in the first quarter of 2002 than for the same period of 2001. The crude oil differentials on sour and heavy sour crude oil were also significantly lower than the prior year with the heavy sour crude oil discount approximately 50% lower than the prior year.

     In February 2002, we shut down our coker unit for ten days for unplanned maintenance. Crude oil throughput rates of 211,200 barrels per day were restricted by approximately 16,000 barrels per day, or bpd, during this time, but returned to near capacity following the maintenance. Due to the coker unit downtime, we utilized approximately 90% of the crude oil throughput capacity of the Port Arthur refinery during March 2002 in order to use heavy sour crude oil inventory that had built during the February outage. On a more normalized basis, without a coker interruption, we utilize closer to 80% of the refinery's crude oil throughput capacity while Premcor Refining Group utilizes the remaining 20% through a processing arrangement. In the first quarter of 2001, crude oil throughput rates of 173,200 barrels per day were affected by the start-up operations of our heavy oil processing facility. The heavy oil processing facility did not run at full capacity during the first quarter of 2001. In January 2001, our new hydrocracker was brought on-line and our new coker unit and sulfur plant were still in start-up operations, having begun operations in December 2000. In January 2002, both Port Arthur Coker Company and our affiliate, Premcor Refining Group, shut down the fluid catalytic cracking unit, gas oil hydrotreating unit and sulfur plant for approximately 39 days at the Port Arthur refinery for planned turnaround maintenance.

     Gross margin was also negatively impacted by $12.1 million for a change in our accounting method for crude oil and blendstock inventories from first-in first-out, or FIFO, to last-in first-out, or LIFO. We believe the LIFO method achieves a more appropriate matching of revenues and expenses.

     Operating Expenses. Operating expenses decreased $15.4 million to $33.7 million in the first quarter of 2002 from $49.1 million in the corresponding period in 2001. The decrease in the first quarter of 2002 was principally due to significantly lower natural gas prices and lower operating fees associated with the operating agreements between Premcor Refining Group and Port Arthur Coker Company.

     General and Administrative Expenses. General and administrative expenses of $1.1 million were approximately flat with the corresponding period in 2001.

     Depreciation. Depreciation increased $0.5 million to $5.2 million in the first quarter of 2002 from $4.7 million in the corresponding period in 2001.

     Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $1.8 million to $13.7 million in the first quarter of 2002 from $15.5 million in the corresponding period in 2001. This decrease was principally due to lower interest rates on the floating rate bank senior loan and a January 2002 payment of principal on the bank senior loan agreement.

     Income Tax (Provision) Benefit. We recorded an income tax benefit of $4.5 million in the first quarter of 2002 compared to a $18.0 million income tax provision in the corresponding period of 2001. Under the terms of our tax sharing agreement with the common parent of our consolidated group, Premcor Inc., and the common security agreement related to our senior debt, we expect a full refund of a federal estimated income tax payment of $13.0 million made in 2001. In the first quarter of 2002, we recorded a receivable from Premcor Inc. for $11.7 million related to the refund based on the amount that Premcor Inc. had received from the federal government. We will record the remaining $1.3 million in the second quarter of 2002.

Outlook

     Market. Refining margins for the second and third quarter of 2002 are expected to be considerably lower than the historical highs seen in 2001. In 2001, we entered the summer driving season with low product inventories. Then supply disruptions and unplanned downtime further limited supply and spiked refining margins. In 2002, despite the typical demand increase for gasoline as we enter the summer driving season, high inventories and very little foreseeable downtime should provide adequate supply.

Liquidity and Capital Resources

Cash Balances

     As of March 31, 2002, we had a cash balance of $205.9 million including $53.4 million restricted for interest and principal payments on our long-term debt. Under a common security agreement related to our senior debt, this cash is reserved under a secured account structure for specific operational uses and mandatory debt repayment. The operational uses include various levels of spending, such as current and operational working capital needs, interest and principal payments, taxes, and maintenance and repairs. Cash is applied to each level until that level has been fully funded, upon which the remaining cash flows to the next level. Once these spending levels are funded, any cash surplus satisfies obligations of a debt service reserve and mandatory debt repayment with funding occurring semiannually on January and July 15th.

Cash flows from Operating Activities

     Cash flows provided by operating activities for the three-month period ended March 31, 2002 was $24.3 million compared to cash used in operating activities of $47.7 million for the same period last year.

     In order to provide security to PMI Comercio Internacional, S.A. de C.V., or PMI, for our obligation to pay for shipments of Maya crude oil under a long term crude oil supply agreement, we obtained from Winterthur International Insurance Company Limited an oil payment guaranty insurance policy for the benefit of PMI. This oil payment guaranty insurance policy is in the amount of $150 million and is a source of payment to PMI if we fail to pay PMI for one or more shipments of Maya crude oil. Under certain senior debt documents, we are required to reimburse Winterthur for any payments they make on this policy. This reimbursement obligation to Winterthur has a priority claim on all of the collateral held for the senior debt equal to the note holders and holders of Port Arthur Coker Company's other senior debt, except in specified circumstances in which it has a senior claim to these parties. As of March 31, 2002, $115.5 million of crude oil purchase commitments were outstanding related to this policy.

     We also have in place a $35 million working capital facility, which is primarily for the issuance of letters of credit for the purchases of non-Maya crude oil. As of March 31, 2002, none of the facility was utilized for letters of credit.

Cash Flows from Investing Activities

     Cash flows used in investing activities were $0.4 million for the three-month period ended March 31, 2002 as compared to $2.2 million in the same period last year. Expenditures for property, plant and equipment in 2001 were associated with the construction of the heavy oil upgrade facility.

         We expect to incur costs in conjunction with our affiliate, Premcor Refining Group, in order to comply with environmental regulations as discussed below. The EPA has promulgated new regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products.

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

Cash Flows from Financing Activities


     Cash flows used in financing activities were $94.2 million for the three-month period ended March 31, 2002 compared to nil last year. In January 2002, Port Arthur Coker Company made a $66.2 million payment on its bank senior loan agreement with $59.7 million representing a mandatory prepayment pursuant to the common security agreement and secured account structure. In addition to this principal payment, Port Arthur Coker Company restricted an additional $33.4 million of cash for future debt repayments as required by the secured account structure. In the first quarter of 2002, we incurred $1.1 million of deferred financing costs for fees necessary to obtain a waiver related to insurance coverage required under the common security agreement.

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

18.01 Preferability letter, dated May 8, 2002, from Deloitte & Touche LLP concerning the Company's change in method of accounting for crude oil and blendstock inventories from first-in first-out ("FIFO") to last-in first-out ("LIFO")(filed herewith).

     (b)  Reports on Form 8-K

               We filed the following reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report:

     (1) a report dated February 5, 2002 (announcing that Premcor Inc. had appointed Thomas D. O'Malley Chairman, Chief Executive Officer and President of Premcor); and

     (2) a report dated February 12, 2002 (announcing that Premcor Inc. had announced its fourth quarter and full year results)

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Sabine River Holding Corp.
                                                             (Registrant)




                                           /s/  Dennis R. Eichholz
                                           -------------------------------------
                                           Dennis R. Eichholz
                                           Controller (principal
                                             accounting officer and
                                             duly authorized officer)

May 13, 2002